Form 10-Q
period 2021-06-30
Mister Car Wash, Inc.
filed 2021-08-13
CIK 1853513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40542

Mister Car Wash, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1393909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 E 5th Street Tucson, Arizona	85705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 615-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	MCW	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

As of August 12, 2021, the registrant had 296,072,999 shares of common stock, $0.01 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements include those we make regarding the following matters:

•	developments involving our competitors and our industry;

•	our ability to attract new customers, retain existing customers and maintain or grow the number of our Unlimited Wash Club ("UWC") members;

•	potential future impacts of the COVID-19 pandemic, including from variants thereof;

•	expectations regarding our industry;

•	our ability to maintain comparable store sales growth;

•	our ability to continue to identify and open greenfield locations;

•	our estimates of greenfield location expansions and our whitespace opportunity;

•	our ability to continue to identify suitable acquisition targets and consummate such acquisitions on attractive terms;

•	our ability to attract and retain a qualified management team and other team members while controlling our labor costs;

•	the impact of our debt and lease obligations on our ability to raise additional capital to fund our operations and maintain flexibility in operating our business;

•	our reliance on and relationships with third-party suppliers;

•	our ability to maintain security and prevent unauthorized access to electronic and other confidential information;

•	our ability to respond to risks associated with existing and future payment options;

•	our ability to maintain and enhance a strong brand image;

•	our ability to maintain adequate insurance coverage;

•	our status as a “controlled company” and Leonard Green & Partners, L.P.’s ("LGP") control of us as a public company;

•	the impact of evolving governmental laws and regulations and the outcomes of legal proceedings; and

•	the effects of potential changes to U.S. regulations and policies on our business.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report on Form 10-Q in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item IA. “Risk Factors,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Furthermore, the potential impact of the pandemic related to COVID-19 and variants thereof on our business operations and financial results and on the world economy as a whole may heighten the risks and uncertainties that affect our forward-looking statements described above. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. Some of the principal risks and uncertainties include the following.

•	Increased competition in the car wash industry may impact our future growth.

•	We may be unable to sustain or increase demand for our UWC subscription program, which could adversely affect our business, financial condition and results of operations and rate of growth.

•	If we fail to open and operate new locations in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected.

•	The ongoing pandemic related to COVID-19 and its variants has materially and adversely affected our business, financial condition and results of operations and may continue to do so.

•	We may not be able to successfully implement our growth strategies on a timely basis or at all.

•	If we are unable to identify attractive acquisition targets and acquire them at attractive prices, we may be unsuccessful in growing our business.

•	We are subject to a number of risks and regulations related to credit card and debit card payments we accept.

•

An overall decline in the health of the economy and other factors impacting consumer spending, such as natural disasters and fluctuations in inflation may affect consumer purchases, reduce demand for our services and materially and adversely affect our business, results of operations and financial condition.

•	Changes in labor and chemical costs, other operating costs, interest rates and inflation could materially and adversely affect our results of operations.

•	Our indebtedness could adversely affect our financial health and competitive position.

•	The terms of our credit facilities impose certain operating and financial restrictions on us that may impair our ability to adapt to changing competitive or economic conditions.

•

Our business is subject to various laws and regulations and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect our business.

•	Our locations are subject to certain environmental laws and regulations.

•	We are subject to data security and privacy risks that could negatively impact our results of operations or reputation.

•	We may be unable to adequately protect, and we may incur significant costs in enforcing or defending, our intellectual property and other proprietary rights.

•

Because LGP owns a significant percentage of our common stock, it may control all major corporate decisions and its interests may conflict with your interests as an owner of our common stock and our interests.

•	Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors purchasing shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mister Car Wash, Inc. and Subsidiaries (f/k/a Hotshine Holdings, Inc.)

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(Unaudited)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$154,972	$114,647
Restricted cash	3,368	3,227
Accounts receivable, net	7,813	4,613
Inventory	6,407	6,415
Prepaid expenses and other current assets	8,843	6,068
Total current assets	181,403	134,970

Property and equipment, net	279,605	263,034
Operating lease right of use assets, net	696,134	681,538
Other intangible assets, net	125,642	127,019
Goodwill	755,524	737,415
Other assets	5,224	4,477
Total assets	$2,043,532	$1,948,453

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,160	$24,374
Accrued payroll and related expenses	20,069	11,424
Other accrued expenses	23,116	20,264
Current maturities of debt	8,400	8,400
Current maturities of operating lease liability	35,545	33,485
Current maturities of finance lease liability	526	495
Deferred revenue	26,495	24,505
Total current liabilities	138,311	122,947

Long-term portion of debt, net	603,649	1,054,820
Operating lease liability	698,751	685,479
Financing lease liability	15,647	15,917
Long-term deferred tax liability	7,397	46,082
Other long-term liabilities	5,760	6,558
Total liabilities	1,469,515	1,931,803

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 296,062,478 and 261,907,622 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	2,967	2,622
Additional paid-in capital	733,914	91,523
Accumulated other comprehensive loss	(770)	(1,117)
Accumulated deficit	(162,094)	(76,378)
Total stockholders’ equity	574,017	16,650
Total liabilities and stockholders’ equity	$2,043,532	$1,948,453

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc. and Subsidiaries (f/k/a Hotshine Holdings, Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net	$197,080	$101,856	$372,588	$257,108
Cost of labor and chemicals	87,864	34,059	139,613	91,629
Other store operating expenses	65,363	49,752	126,446	108,225
General and administrative	188,896	13,634	203,857	26,593
(Gain) loss on sale of assets	(7,097)	167	(6,307)	510
Total costs and expenses	335,026	97,612	463,609	226,957
Operating (loss) income	(137,946)	4,244	(91,021)	30,151

Other expense:
Interest expense, net	13,740	16,229	27,699	33,424
Loss on extinguishment of debt	3,183	-	3,183	1,918
Total other expense	16,923	16,229	30,882	35,342
Loss before taxes	(154,869)	(11,985)	(121,903)	(5,191)
Income tax benefit	(44,569)	(3,231)	(36,187)	(5,297)
Net (loss) income	$(110,300)	$(8,754)	$(85,716)	$106

Other comprehensive loss, net of tax:
Gain (loss) on interest rate swap	28	(901)	347	(901)
Total comprehensive loss	$(110,272)	$(9,655)	$(85,369)	$(795)

Net (loss) income per share:
Basic	$(0.42)	$(0.03)	$(0.33)	$0.00
Diluted	$(0.42)	$(0.03)	$(0.33)	$0.00
Weighted-average common shares outstanding:
Basic	264,274,968	261,742,515	263,218,870	261,744,966
Diluted	264,274,968	261,742,515	263,218,870	273,935,572

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc. and Subsidiaries (f/k/a Hotshine Holdings, Inc.)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2020	261,907,622	$2,622	$91,523	$(1,117)	$(76,378)	$16,650
Stock-based compensation expense	-	-	310	-	-	310
Exercise of stock options	688,430	7	260	-	-	267
Shares repurchased	(180,681)	-	(534)	-	-	(534)
Gain on interest rate swap	-	-	-	319	-	319
Net income	-	-	-	-	24,584	24,584
Balance as of March 31, 2021	262,415,371	$2,629	$91,559	$(798)	$(51,794)	$41,596
Issuance of common stock pursuant to initial public offering, net of issuance costs of $29,194	31,250,000	313	439,243	-	-	439,556
Stock-based compensation expense	-	-	203,231	-	-	203,231
Vesting of restricted stock units	7,680	-	-	-	-	-
Exercise of stock options	2,516,784	25	1,597	-	-	1,622
Shares repurchased	(127,357)	-	(1,716)	-	-	(1,716)
Gain on interest rate swap	-	-	-	28	-	28
Net loss	-	-	-	-	(110,300)	(110,300)
Balance as of June 30, 2021	296,062,478	$2,967	$733,914	$(770)	$(162,094)	$574,017

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc. and Subsidiaries (f/k/a Hotshine Holdings, Inc.)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2019	261,749,196	$2,620	$90,358	$-	$(156,580)	$(63,602)
Adoption of new accounting standards, net of tax	-	-	-	-	19,798	19,798
Stock-based compensation expense	-	-	387	-	-	387
Shares repurchased	(4,624)	-	(324)	-	-	(324)
Net income	-	-	-	-	8,860	8,860
Balance as of March 31, 2020	261,744,572	$2,620	$90,421	$-	$(127,922)	$(34,881)
Stock-based compensation expense	-	-	398	-	-	398
Shares repurchased	(2,400)	-	(5)	-	-	(5)
Loss on interest rate swap	-	-	-	(901)	-	(901)
Net loss	-	-	-	-	(8,754)	(8,754)
Balance as of June 30, 2020	261,742,172	$2,620	$90,814	$(901)	$(136,676)	$(44,143)

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc. and Subsidiaries (f/k/a Hotshine Holdings, Inc.)

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(85,716)	$106
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	23,550	22,097
Stock-based compensation expense	203,541	785
(Gain) loss on disposal of property and equipment	(6,307)	510
Loss on extinguishment of debt	3,183	1,918
Amortization of deferred financing costs	698	827
Non-cash lease expense	17,182	17,026
Deferred income tax	(38,440)	4,085
Changes in assets and liabilities:
Accounts receivable	(3,201)	242
Inventory	41	1,113
Prepaid expenses and other current assets	(2,776)	270
Accounts payable	14,926	(2,348)
Accrued expenses	8,614	21,751
Deferred revenue	1,838	(289)
Operating lease liability	(16,446)	(14,021)
Other noncurrent assets and liabilities	(1,012)	(219)
Net cash provided by operating activities	$119,675	$53,853

Cash flows from investing activities:
Purchases of property and equipment	(44,194)	(27,405)
Acquisition of car wash operations, net of cash acquired	(44,652)	(5,991)
Proceeds from sale of property and equipment	22,201	3,893
Net cash used in investing activities	$(66,645)	$(29,503)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to initial public offering	468,750	-
Proceeds from exercise of stock options	121	-
Payments for repurchases of common stock	(308)	(329)
Proceeds from secondary offering for employee tax withholdings	14,874	-
Tax withholdings paid on behalf of employees for secondary offering	(14,874)	-
Proceeds from debt borrowings	-	45,625
Proceeds from revolving line of credit	-	111,681
Payments on debt borrowings	(454,872)	(4,200)
Payments on revolving line of credit	-	(125,681)
Payments of debt extinguishment costs	(28)	-
Payments of deferred financing costs	(226)	-
Principal payments on finance lease obligations	(240)	(61)
Payments of issuance costs pursuant to initial public offering	(25,761)	-
Net cash (used in) provided by financing activities	$(12,564)	$27,035

Net change in cash and cash equivalents, and restricted cash during period	40,466	51,385
Cash and cash equivalents, and restricted cash at beginning of period	117,874	6,705
Cash and cash equivalents, and restricted cash at end of period	$158,340	$58,090

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,577	$18,901
Cash paid for income taxes	$5,594	$204

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$8,782	$5,015
Issuance costs pursuant to initial public offering in accounts payable and other accrued expenses	$3,433	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc. and Subsidiaries (f/k/a Hotshine Holdings, Inc.)

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

1.   Nature of Business

Mister Car Wash, Inc., together with its subsidiaries (collectively, the "Company"), is a Delaware corporation based in Tucson, Arizona and a leading provider of conveyorized car wash services. The Company operates two location formats: Express Exterior Locations, which offer express exterior cleaning services, and Interior Cleaning Locations, which offer both express exterior and interior cleaning services. As of December 31, 2020, the Company closed or sold all of its quick lube facilities. As of June 30, 2021, the Company operated 351 car washes in 21 states.

Forward Stock Split

In June 2021, the Company's board of directors (the "Board") and the stockholders of the Company approved a 96-for-1 forward stock split of the Company’s outstanding common stock, which was effected on June 16, 2021. All common stock and per share information has been retroactively adjusted to give effect to this forward stock split for all periods presented. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately increased and the respective per share value and exercise prices, if applicable, were proportionately decreased in accordance with the terms of the agreements governing such securities. There were no changes to the par value per share of the Company’s common stock as a result of the forward stock split. Additionally, the Board and the stockholders of the Company approved an increase in the authorized shares of common stock to 1,000,000,000 shares.

Initial Public Offering

In June 2021, the Company completed its initial public offering (“IPO”) of 43,125,000 shares of common stock at a public offering price of $15.00 per share. The Company sold 31,250,000 shares of common stock and the selling stockholders identified in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-256697), filed with the SEC pursuant to Rule 424(b)(4) on June 28, 2021 (the “Prospectus”), sold an aggregate amount of 11,875,000 shares of common stock, which selling stockholder amount included the underwriters' option to purchase up to an additional 5,625,000 shares of common stock. The Company received gross proceeds of approximately $468,750 before deducting underwriting discounts, commissions and offering related issuance costs; the Company did not receive any proceeds from the sale of shares by the selling stockholders. The unaudited condensed consolidated financial statements as of June 30, 2021, including share and per share amounts, include the effects of the IPO.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Prospectus.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2021, consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, and consolidated cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2021.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the periods reported. Some of the significant estimates that the Company has made pertain to the determination of deferred tax assets and liabilities; estimates utilized to determine the fair value of assets acquired and liabilities assumed in business combinations and the related goodwill and intangibles; and certain assumptions used related to the evaluation of goodwill, intangibles, and property and equipment asset impairment. Actual results could differ from those estimates.

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $101 and $197 as of June 30, 2021 and December 31, 2020, respectively. The activity in the allowance for doubtful accounts was immaterial for the three and six months ended June 30, 2021 and 2020.

Inventory

Inventory for the periods presented is as follows:

	As of
	June 30, 2021	December 31, 2020
Chemical washing solutions	$6,505	$6,490
Other	32	52
Total inventory, gross	6,537	6,542
Reserve for obsolescence	(130)	(127)
Total inventory, net	$6,407	$6,415

The activity in the reserve for obsolescence was immaterial for the three and six months ended June 30, 2021 and 2020.

Revenue Recognition

The following table summarizes the composition of the Company’s revenue, net for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Recognized over time	$122,362	$60,009	$230,630	$144,545
Recognized at a point in time	73,734	36,312	140,057	98,645
Other revenue	984	5,535	1,901	13,918
Revenue, net	$197,080	$101,856	$372,588	$257,108

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average shares outstanding for the period and includes the dilutive impact of potential new shares issuable upon vesting and exercise of stock options. Potentially dilutive securities are excluded from the computation of diluted net (loss) income per share if their effect is antidilutive. Reconciliations of the numerators and denominators of the basic and diluted net (loss) income per share calculations for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(110,300)	$(8,754)	$(85,716)	$106

Denominator:
Weighted-average common shares outstanding - basic	264,274,968	261,742,515	263,218,870	261,744,966
Effect of potentially dilutive securities:
Stock options	-	-	-	12,190,606
Weighted-average common shares outstanding - diluted	264,274,968	261,742,515	263,218,870	273,935,572

Net (loss) income per share - basic	$(0.42)	$(0.03)	$(0.33)	$0.00
Net (loss) income per share - diluted	$(0.42)	$(0.03)	$(0.33)	$0.00

The following potentially dilutive shares were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	34,522,248	2,024,936	34,522,248	1,916,526
Restricted stock units	1,632,188	-	1,632,188	-

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity financings, including the IPO, until such financings are consummated. After consummation of an equity financing, these costs are then recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs would be immediately written off to operating expenses. Upon the closing of the IPO in June 2021, all deferred offering costs in the accompanying unaudited condensed consolidated balance sheets were reclassified from prepaid expenses and other current assets and recorded against the IPO proceeds as a reduction to additional paid-in capital. As of June 30, 2020, there were no deferred offering costs capitalized.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which simplifies the accounting for income taxes by removing a variety of exceptions within the framework of ASC 740. The Company early adopted ASU No. 2019-12 on April 1, 2021 and the amendments applicable to the Company were applied prospectively. The adoption of this standard impacted the income tax benefit realized by the Company in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021, and the current tax liability and net deferred tax liability recorded in other accrued expenses and long-term deferred tax liability, respectively, in the unaudited condensed consolidated balance sheet as of June 30, 2021.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU No. 2020-04”) and issued the following subsequent amendments to ASU No. 2020-04: ASU No. 2021-01. The new guidance is intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Reference rate reform is necessary due to the phase out of the London Interbank Offered Rate (“LIBOR”) at the end of 2021. The adoption of this guidance is optional and provides relief around modification and hedge accounting as it specifically arises from changing reference rates, in addition to optional expedients for cash flow hedges. The guidance will be effective from March 12, 2020 through December 31, 2022. The Company adopted ASU No. 2020-04 on April 1, 2021, and the adoption of this standard did not have an impact on the Company’s unaudited condensed consolidated financial statements or disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the effect that ASU No. 2016-13 will have on its unaudited condensed consolidated financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	June 30, 2021	December 31, 2020
Land	$23,937	$28,316
Buildings and improvements	57,226	55,250
Finance leases	16,497	16,497
Leasehold improvements	84,263	83,561
Vehicles and equipment	153,268	143,435
Furniture, fixtures and equipment	66,758	61,350
Construction in progress	35,628	13,187
Property and equipment, gross	437,577	401,596
Less: accumulated depreciation	(157,163)	(138,238)
Less: accumulated depreciation - finance leases	(809)	(324)
Property and equipment, net	$279,605	$263,034

For the three months ended June 30, 2021 and 2020, depreciation expense was $10,237 and $9,422, respectively. For the six months ended June 30, 2021 and 2020, depreciation expense was $20,208 and $18,543, respectively.

For the three months ended June 30, 2021 and 2020, amortization expense on finance leases was $243 and $15, respectively. For the six months ended June 30, 2021 and 2020, amortization expense on finance leases was $485 and $43, respectively.

4. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and Trademarks	$107,000	$-	$107,000	$-
CPC Unity System	42,900	29,446	42,900	27,301
Customer relationships	8,700	7,479	7,600	7,376
Covenants not to compete	7,385	3,418	7,515	3,319
	$165,985	$40,343	$165,015	$37,996

For the three months ended June 30, 2021 and 2020, amortization expense associated with the Company’s finite-lived intangible assets was $1,420 and $1,703, respectively.

For the six months ended June 30, 2021 and 2020, amortization expense associated with the Company’s finite-lived intangible assets was $2,857 and $3,511, respectively.

As of June 30, 2021, estimated future amortization expense was as follows:

Fiscal Year Ending:
2021 (remaining six months)	$5,123
2022	5,898
2023	5,516
2024	1,330
2025	343
Thereafter	432
Total estimated future amortization expense	$18,642

5. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	June 30, 2021	December 31, 2020
Balance at beginning of period	$737,415	$731,989
Current period acquisitions	18,491	21,467
Current period dispositions	-	(16,191)
Other provisional adjustments	(382)	150
Balance at end of period	$755,524	$737,415

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

6. Income Taxes

The effective income tax rates on continuing operations for the six months ended June 30, 2021 and 2020 were 29.69% and 102.04%, respectively. In general, the effective tax rates differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible expenses such as those related to certain executive compensation, and other discrete tax benefits recorded during the period.

The year-to-date provision for income taxes for the six months ended June 30, 2021 included taxes on earnings at an anticipated annual effective tax rate of 24.82% and a favorable tax impact of $56,067 related primarily to discrete tax benefits originating from stock option exercises and stock-based compensation expenses recorded in the three months ended June 30, 2021.

The year-to-date provision for income taxes for the six months ended June 30, 2020 included taxes on earnings at an anticipated annual effective tax rate of 32.54% and a favorable tax impact of $3,608 related primarily to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted into law in March 2020.

The CARES Act permitted the Company to carry back federal net operating losses to earlier tax years where the highest federal statutory income tax rate was 35.00%, resulting in an increase in the tax benefit originally computed at 21.00% of the expected net operating loss carryforward.

For the six months ended June 30, 2021 and 2020, the Company has not recorded any unrecognized tax benefits or interest and penalties related to any uncertain tax positions.

7. Debt

The Company’s long-term debt consisted of the following as of the periods presented:

	As of
	June 30, 2021	December 31, 2020
Credit agreement
First lien term loan	$615,401	$827,600
Less: debt issuance costs	(3,352)	(4,849)
Less: current maturities of debt	(8,400)	(8,400)
First lien term loan, net	603,649	814,352
Revolving commitment	-	-
Credit agreement, net	$603,649	$814,352

Second lien credit agreement
Second lien term loan	$-	$242,673
Less: debt issuance costs	-	(2,205)
Second lien credit agreement, net	$-	$240,468

Total long-term portion of debt, net	$603,649	$1,054,820

As of June 30, 2021, annual maturities of debt were as follows:

Fiscal Year Ending:
2021 (remaining six months)	$4,200
2022	8,400
2023	8,400
2024	8,400
2025	8,400
Thereafter	577,601
Total maturities of debt	$615,401

As of June 30, 2021 and December 31, 2020, unamortized deferred financing costs were $3,866 and $7,494, respectively, and accumulated amortization of deferred financing costs was $2,308 and $3,057, respectively.

For the three months ended June 30, 2021 and 2020, the amortization of deferred financing costs in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive loss was approximately $342 and $413, respectively.

For the six months ended June 30, 2021 and 2020, the amortization of deferred financing costs in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive loss was approximately $698 and $827, respectively.

Credit Agreement

On August 21, 2014, the Company entered into a Credit Agreement (“Credit Agreement”) which was originally comprised of a term loan (“First Lien Term Loan”) and a revolving commitment (“Revolving Commitment”). The Credit Agreement was collateralized by substantially all personal property (including cash, inventory, property and equipment, and intangible assets), real property, and equity interests owned by the Company.

Under the Credit Agreement and with respect to the First Lien Term Loan, the Company had the option of selecting either (i) a Base Rate interest rate plus fixed margin of 2.25% or (ii) a Eurodollar (LIBOR) interest rate for one, two, three or six months plus a fixed margin of 3.25%.

Under the Credit Agreement and with respect to the Revolving Commitment, the Company had the option of selecting either (i) a Base Rate interest rate plus a variable margin of 2.50% to 3.00%, based on the Company’s First Lien Net Debt Leverage Ratio, or (ii) a Eurodollar (LIBOR) interest rate for one, two, three or six months plus a variable margin of 3.50% to 4.00%, based on the Company’s First Lien Net Leverage Ratio.

First Lien Term Loan

In February 2020, the Company entered into Amendment No. 1 to Amended and Restated First Lien Credit Agreement (“Amended First Lien Credit Agreement”) which amended and restated the Amended and Restated First Lien Credit Agreement entered into in

May 2019 ("First Lien Credit Agreement"). The Amended First Lien Credit Agreement changed the interest rate spreads associated with the First Lien Credit Agreement where (i) the variable margin associated with the Base Rate interest rate plus a variable margin based on the Company’s First Lien Net Leverage Ratio changed from 2.25% to 2.50% to 2.00% to 2.25% and (ii) the variable margin associated with the Eurodollar Rate interest rate for one, two, three or six months plus a variable margin based on the Company’s First Lien Net Leverage Ratio changed from 3.25% to 3.50% to 3.00% to 3.25%. In connection with the Amended First Lien Credit Agreement, the Company expensed $1,918 of previously unamortized deferred financing costs as a loss on extinguishment of debt in the unaudited condensed consolidated statements of operations and comprehensive loss.

In February 2020 and March 2020, the Company borrowed $30,000 and $10,000, respectively, under the delayed draw facility under the First Lien Term Loan, utilizing the full $40,000 available under the delayed draw facility. As a result of the additional borrowings under the delayed draw facility, the quarterly principal payments associated with the First Lien Term Loan increased from $2,000 to $2,100.

In June 2021, the Company made a voluntary prepayment of $190,400 of outstanding principal under the First Lien Term Loan funded by the net proceeds from the IPO. In connection with the voluntary prepayment, the Company expensed $1,037 of previously unamortized deferred financing costs as a loss on extinguishment of debt in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2021 and December 31, 2020, the interest rate on the First Lien Term Loan was 3.10% and 3.40%, respectively.

The Amended First Lien Credit Agreement requires the Company to maintain compliance with a First Lien Net Leverage Ratio. As of June 30, 2021, the Company was in compliance with the First Lien Net Leverage Ratio financial covenant of the Amended First Lien Credit Agreement.

Revolving Commitment

In June 2021, the Company entered into Amendment No. 2 to Amended and Restated First Lien Credit Agreement that (i) increased the maximum available borrowing capacity under the Revolving Commitment from $75,000 to $150,000 and (ii) extended the maturity date of the Revolving Commitment to the earliest to occur of (a) June 4, 2026, (b) the date that is six months prior to the maturity date of the First Lien Term Loan (provided that clause (b) shall not apply if the maturity date for the First Lien Term Loan is extended to a date that is at least six months after June 4, 2026, the First Lien Term Loan is refinanced having a maturity date at least six months after June 4, 2026, or the First Lien Term Loan is paid in full), (c) the date that commitments under the Revolving Commitment are permanently reduced to zero, and (d) the date of the termination of the commitments under the Revolving Commitment. The increase to the maximum available borrowing capacity was effected on the close of the IPO in June 2021. In connection with the amendment, the Company expensed $87 of previously unamortized deferred financing costs as a loss on extinguishment of debt in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2021 and December 31, 2020, the unused borrowing capacity of the Revolving Commitment was $150,000 and $75,000, respectively.

In addition, an unused commitment fee based on the Company’s First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of June 30, 2021 and December 31, 2020, the unused commitment fee was 0.25% and 0.50%, respectively.

Standby Letters of Credit

As of June 30, 2021, the Company has available standby letters of credit of $10,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $150,000 subsequent to the First Lien Credit Agreement. Any letter of credit issued under the Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2 to Amended and Restated First Lien Credit Agreement. As of June 30, 2021 and December 31, 2020, the amounts associated with outstanding letters of credit were $306 and $469, respectively.

Second Lien Credit Agreement

In March 2020, the Company entered into the First Amendment to Second Lien Credit Agreement (“Amended Second Lien Credit Agreement”). The Amended Second Lien Credit Agreement provided for an incremental term loan to the Company in an aggregate amount of $5,625 under the same terms as the Second Lien Credit Agreement. The incremental term loan under the Amended Second Lien Credit Agreement is an investment from a related party (see Note 14-Related-Party Transactions). The Amended Second Lien Credit Agreement also allowed the Company to make its quarterly interest payments on the term loan under the Amended Second Lien Credit Agreement ("Second Lien Term Loan") via payment-in-kind (“PIK”) by adding such amount to the outstanding principal amount of the Second Lien Term Loan. The Company made PIK additions to its outstanding principal amounts in the amounts of $5,906 and $6,142 in March 2020 and June 2020, respectively. The Amended Second Lien Credit Agreement also increased the interest rate of the Second Lien Term Loan to 10.50% effective January 1, 2020 to June 30, 2020.

In June 2021, the Company made a voluntary prepayment of all outstanding borrowings under the Second Lien Term Loan funded by the net proceeds from the IPO, which included outstanding principal of $242,673 and accrued interest expense of $6,050. In connection with this voluntary prepayment, the Company expensed $2,059 of previously unamortized deferred financing costs as a loss on extinguishment of debt in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of December 31, 2020 and through the date of extinguishment, the interest rate on the Second Lien Term Loan was 10.00%.

8.   Fair Value Measurements

The following table presents financial liabilities which are measured at fair value on a recurring basis as of June 30, 2021:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,056	$-	$1,056	$-

The following table presents financial liabilities which are measured at fair value on a recurring basis as of December 31, 2020:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,488	$-	$1,488	$-

The Company measures the fair value of its financial assets and liabilities using the highest level of inputs that are available as of the measurement date. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value due to the immediate or short-term maturity of these financial instruments. See Note 9-Interest Rate Swap for additional information on the interest rate swap.

The Company’s First Lien Term Loan under the Amended First Lien Credit Agreement approximates fair value to the First Lien Term Loan’s variable interest rate terms. As of June 30, 2021 and December 31, 2020, the fair value of the Company’s variable-rate debt approximated its carrying value.

As of June 30, 2021 and December 31, 2020, there were no Level 3 financial assets or financial liabilities measured at fair value on a recurring basis.

During the three and six months ended June 30, 2021 and 2020, there were no transfers between fair value measurement levels.

9. Interest Rate Swap

In May 2020, the Company entered into a pay-fixed, receive-floating interest rate swap (the “Swap”) to mitigate variability in forecasted interest payments on an amortizing notional of $550,000 of the Company’s variable-rate First Lien Term Loan. The Company designated the Swap as a cash flow hedge.

As of June 30, 2021, information pertaining to the Swap is as follows:

Notional Amount	Fair Value	Pay-Fixed	Receive-Floating	Maturity Date
$547,208	$1,056	0.308%	0.993%	October 20, 2022

As of June 30, 2021 and December 31, 2020, the current portion of the fair value of the Swap was $958 and $931, respectively, and is included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2021 and December 31, 2020, the long-term portion of the fair value of the Swap was $98 and $557, respectively, and is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

For the three months ended June 30, 2021 and 2020, amounts reported in other comprehensive loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss are net of tax of $9 and $299, respectively.

For the six months ended June 30, 2021 and 2020, amounts reported in other comprehensive loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss are net of tax of $115 and $299, respectively.

10. Leases

The Company’s incremental borrowing rate for a lease is the rate of interest it expects to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. To determine the incremental borrowing rates used to discount the lease payments, the Company estimated its synthetic credit rating and utilized market data for similarly situated companies.

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	June 30, 2021	December 31, 2020
Assets
Operating	Operating right of use assets, net	$696,134	$681,538
Finance	Property and equipment, net	15,689	16,173
Total lease assets		$711,823	$697,711

Liabilities
Current
Operating	Current maturities of operating lease liability	$35,545	$33,485
Finance	Current maturities of finance lease liability	526	495
Long-term
Operating	Operating lease liability	698,751	685,479
Finance	Financing lease liability	15,647	15,917
Total lease liabilities		$750,469	$735,376

Components of total lease cost, net, consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating lease expense(1)	$19,395	$19,568	$38,520	$39,039
Finance lease expense
Amortization of lease assets	243	15	485	31
Interest on lease liabilities	292	23	586	46
Short-term lease expense	15	12	19	23
Variable lease expense(2)	2,564	1,866	6,488	4,975
Total	$22,509	$21,484	$46,098	$44,114

(1) Operating lease expense includes an immaterial amount of sublease income and is included in other store operating expenses and general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

(2) Variable lease costs consist of property taxes, property insurance, and common area or other maintenance costs for the Company’s leases of buildings.

The following includes supplemental information for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating cash flows from operating leases	$19,814	$18,955	$39,341	$37,645
Operating cash flows from finance leases	$292	$22	$586	$46
Financing cash flows from finance leases	$121	$31	$240	$61

Operating lease liabilities arising from obtaining ROU assets	$22,421	$12,524	$32,020	$15,525
Finance lease liabilities arising from obtaining ROU assets	$-	$-	$-	$-

Weighted-average remaining operating lease term	14.74	15.19	14.74	15.19
Weighted-average remaining finance lease term	17.73	14.92	17.73	14.92

Weighted-average operating lease discount rate	6.40%	6.25%	6.40%	6.25%
Weighted-average finance lease discount rate	7.33%	8.98%	7.33%	8.98%

As of June 30, 2021, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2021 (remaining six months)	$40,600	$833
2022	81,110	1,683
2023	80,674	1,716
2024	79,804	1,741
2025	79,525	1,766
Thereafter	791,988	23,883
Total future minimum obligations	$1,153,701	$31,622
Less: Present value discount	(419,405)	(15,449)
Present value of net future minimum lease obligations	$734,296	$16,173
Less: current portion	(35,545)	(526)
Long-term obligations	$698,751	$15,647

Forward-Starting Leases

As of June 30, 2021, the Company entered into 11 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in 2021 or 2022 with initial lease terms of five to 20 years.

As of December 31, 2020, the Company entered into 10 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in 2021 or 2022 with initial lease terms of five to 20 years.

Sale-Leaseback Transactions

During the three months ended June 30, 2021, the Company completed three sale-leaseback transactions related to its car wash locations for aggregate consideration of $42,600, resulting in a net gain of $7,117 which is included in (gain) loss on sale of assets in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Contemporaneously with the closing of the sales, the Company entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated in the three months ended June 30, 2021, the cumulative initial annual rents for the properties was approximately $2,655, subject to annual escalations. These leases are accounted for as operating leases. During the three months ended June 30, 2020, the Company did not complete any sale-leaseback transactions.

During the six months ended June 30, 2021 and 2020, the Company completed four and one sale-leaseback transactions related to its car wash locations, respectively, with aggregate consideration of $46,267 and $3,805, respectively, resulting in a net gain of $6,846 and a net loss of $198, respectively, which are included in (gain) loss on sale of assets in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Contemporaneously with the closing of the sales, the Company entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated in the six months ended June 30, 2021, the cumulative initial annual rents for the properties was approximately $2,882, subject to annual escalations. These leases are accounted for as operating leases. For the sale-leaseback transactions consummated in the six months ended June 30, 2020, the cumulative initial annual rents for the properties was approximately $248, subject to annual escalations. These leases are accounted for as operating leases.

11. Stockholders’ Equity

As of June 30, 2021, there were 1,000,000,000 shares of common stock authorized, 299,210,538 shares of common stock issued, and 296,062,478 shares of common stock outstanding.

As of December 31, 2020, there were 1,000,000,000 shares of common stock authorized, 264,747,644 shares of common stock issued, and 261,907,622 shares of common stock outstanding.

The Company uses the cost method to account for treasury stock. Treasury stock is included in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the Company had 3,148,060 shares and 2,840,022 shares, respectively, of treasury stock.

12. Stock-Based Compensation

The 2014 Plan

Under the 2014 Stock Option Plan of Hotshine Holdings, Inc. (the “2014 Plan”), the Company may grant incentive stock options or nonqualified stock options to purchase common shares of the Company to its employees, directors, officers, outside advisors and non-employee consultants.

All stock options granted under the 2014 Plan are equity-classified and have a contractual life of ten years. Under the 2014 Plan, 60% of the shares in a grant contain service-based vesting conditions and vest ratably over a five-year period and 40% of the shares in a grant contain performance-based vesting conditions (“Performance Vesting Options”). The condition for the Performance Vesting Options is a change in control or an initial public offering, where (i) 50% of the Performance Vesting Options vest and become exercisable if the Principal Stockholders receive the Target Proceeds at the Measurement Date and (ii) the remaining 50% of the Performance Vesting Options vest and become exercisable if the Principal Stockholders receive the Maximum Amount at the Measurement Date. Principal Stockholders is defined in the 2014 Plan as (a) Green Equity Investors VI, L.P., (b) Green Equity Investors Side VI, L.P., (c) LGP Associates VI-A, LLC, (d) LGP Associates VI-B LLC, and (e) the affiliates of the foregoing entities. Measurement Date is defined as the date of a change in control or an initial public offering, whichever comes first. The Target Proceeds and Maximum Amount are defined and measured by either multiples of invested capital or an annual compounded pre-tax internal rate of return on investment. In June 2021, the Company modified all outstanding shares of Performance Vesting Options to remove, subject to the successful completion of the IPO, the requirement that the Principal Stockholders receive the Target Proceeds and the Maximum Amount as conditions for the Performance Vesting Options to vest. The exercise prices for stock options granted under the 2014 Plan were not less than the fair market value of the common stock of the Company on the date of grant. For the avoidance of doubt, the IPO constituted a performance measurement date under the applicable option agreements for the Performance Vesting Options and the Performance Vesting Options vested in full in connection with the IPO.

The 2021 Plan

In June 2021, the Board adopted the 2021 Incentive Award Plan (the “2021 Plan”), which was subsequently approved by the Company's stockholders and became effective on June 25, 2021. Under the 2021 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock units ("RSUs"), restricted stock, and other stock- or cash-based awards to its employees, directors, officers, and non-employee consultants. Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan is 29,800,000 new shares of common stock, which includes 256,431 shares of common stock that remained available for issuance under the 2014 Plan at June 25, 2021. In connection with the IPO, stock option and RSU awards were granted with respect to 3,726,305 shares. Any shares of common stock subject to outstanding stock awards granted under the 2014 Plan and, following June 25, 2021, terminate, expire or are otherwise forfeited, reacquired or withheld will become available for issuance under the 2021 Plan.

All stock options granted under the 2021 Plan are equity-classified and have a contractual life of ten years. Under the 2021 Plan, the stock options contain service-based vesting conditions and generally vest ratably over a three- or five-year period (collectively with stock options under the 2014 Plan, the “Time Vesting Options”). The exercise prices for stock options granted under the 2021 Plan were not less than the fair market value of the common stock of the Company on the date of grant.

RSUs granted under the 2021 Plan are equity-classified and contain service-based conditions and generally vest ratably over one- to five-year periods. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period.

The 2014 Plan and 2021 Plan are administered by the Board or, at the discretion of the Board, by a committee thereof. The exercise prices for stock options, the vesting of awards, and other restrictions are determined at the discretion of the Board, or its committee if so delegated.

The 2021 ESPP

In June 2021, the Board adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2021. The 2021 ESPP authorizes the initial issuance of up to 5,000,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Board, employees of a related company. The 2021 ESPP provides for offering periods not to exceed 27 months, and each offering period will include purchase periods. The Company determined that offering periods would commence at approximately the six-month period beginning with an enrollment date and ending with the next exercise date, except that the first offering period commenced on the effective date of the Company's registration statement and will end on November 9, 2021.

The 2021 ESPP provides that the number of shares reserved and available for issuance under the 2021 ESPP will automatically increase on January 1 of each calendar year from January 1, 2022 through January 1, 2031 by an amount equal to the lesser of (i) 0.5% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) such lesser number of shares of common stock as determined by the Board.

Stock Option Valuation

The grant date fair value of Time Vesting Options granted is determined using the Black-Scholes option-pricing model. The grant date fair value of Performance Vesting Options is determined using a Monte Carlo simulation model and a barrier-adjusted Black-Scholes option-pricing model.

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options with service-based vesting conditions granted during the three months ended June 30, 2021:

Three Months Ended June 30, 2021
Expected volatility	44.75%
Risk-free interest rate	1.19%
Expected term (in years)	6.43
Expected dividend yield	0.00%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2020:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2020	19,958,043	13,341,504	33,299,547	$0.78
Granted	3,208,581	747,936	3,956,517	$10.24
Exercised	(2,640,888)	-	(2,640,888)	$0.66
Forfeited	(55,776)	(37,152)	(92,928)	$2.31
Outstanding as of June 30, 2021	20,469,960	14,052,288	34,522,248	$1.87
Options vested or expected to vest as of June 30, 2021	19,638,892	14,052,288	33,691,180	$0.93
Options exercisable as of June 30, 2021	14,447,398	14,052,288	28,499,686	$0.82

The number and weighted-average grant date fair value of stock options during the periods presented is as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2020	3,450,607	13,341,504	$0.96	$0.59
Non-vested as of June 30, 2021	6,022,562	-	$3.12	$-
Granted during the period	3,208,581	747,936	$5.11	$2.26
Vested during the period	580,850	14,052,288	$0.89	$14.37
Forfeited/canceled during the period	55,776	37,152	$0.73	$1.27

The total grant date fair value of Time Vesting Options and Performance Vesting Options granted during the six months ended June 30, 2021 was approximately $16,408 and $3,895, respectively.

The fair value of stock options vested during the six months ended June 30, 2021 was $315,051.

As of June 30, 2021, the weighted-average remaining contractual life of outstanding stock options was approximately 5.12 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity since December 31, 2020:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	-	$-
Granted	1,639,868	$15.00
Vested	(7,680)	$15.00
Forfeited	-	$-
Unvested as of June 30, 2021	1,632,188	$15.00

The Company granted 1,639,868 RSUs during the three and six months ended June 30, 2021.

The total fair value of RSUs that vested during the three and six months ended June 30, 2021 was $165.

Stock-Based Compensation Expense

The Company estimated a forfeiture rate of 6.96% for awards with service-based vesting conditions based on historical experience and future expectations of the vesting of these share-based payments. The Company used this rate as an assumption in calculating stock-based compensation expense for Time Vesting Options and RSUs.

Total stock-based compensation expense, by caption, recorded in the unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of labor and chemicals	$31,442	$-	$31,442	$-
General and administrative	171,789	398	172,099	785
Total stock-based compensation expense	$203,231	$398	$203,541	$785

Total stock-based compensation expense, by award type, recorded in the unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Time Vesting Options	$964	$398	$1,274	$785
Performance Vesting Options	201,985	-	201,985	-
RSUs	282	-	282	-
Total stock-based compensation expense	$203,231	$398	$203,541	$785

As of June 30, 2021, total unrecognized compensation expense related to unvested Time Vesting Options was $15,654, which is expected to be recognized over a weighted-average period of 3.57 years.

As of June 30, 2021, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of June 30, 2021, total unrecognized compensation expense related to unvested RSUs was $20,554, which is expected to be recognized over a weighted-average period of 3.78 years.

Modification of Stock Options

In February 2021, the Company modified a total of 7,874,304 shares of Performance Vesting Options for 12 grantees to provide for an additional service-based vesting condition related to the acceleration of vesting in connection with a grantees’ death. The Company did not recognize current incremental stock-based compensation expense in connection with the modification during the three months ended March 31, 2021 because the grants vest upon the earlier of a performance condition or a service condition, neither of which are probable of occurring until the condition is met. The modification resulted in an increase to unrecognized compensation expense related to unvested Performance Vesting Options of $75,217 during the three months ended March 31, 2021.

In June 2021, the Company modified all outstanding shares of Performance Vesting Options to remove, subject to the successful completion of the IPO, the requirement that the Principal Stockholders receive the Target Proceeds and the Maximum Amount as conditions for the Performance Vesting Options to vest. This modification resulted in incremental stock-based compensation expense of $117,708, which was recognized in the three months ended June 30, 2021 in connection with the completion of the IPO.

13. Business Combinations

From time to time, the Company may pursue acquisitions of conveyorized car washes that either strategically fit with the Company’s business or expand the Company’s presence in new and attractive markets.

The unaudited condensed consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. The Company expensed $94 and $86 of acquisition-related costs for the three months ended June 30, 2021 and 2020, respectively. The Company expensed $243 and $139 of acquisition-related costs for the six months ended June 30, 2021 and 2020, respectively. These acquisition-related costs are recognized as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

For the three and six months ended June 30, 2021 and the year ended December 31, 2020, the amount of acquired goodwill that was not deductible for income tax purposes was $1,082 and $5,312, respectively.

2021 Acquisitions

For the three and six months ended June 30, 2021, the Company acquired the assets and liabilities of five car washes in one acquisition for total consideration of approximately $44,700, which was paid in cash. This acquisition resulted in the preliminary recognition of $18,491 of goodwill, $24,523 of property and equipment, $1,100 of intangible assets related to customer relationships, $380 of intangible assets related to covenants not to compete, and $165 in other assets and liabilities.

The weighted-average amortization periods for the acquired customer relationships and covenants not to compete are 7.0 years and 5.0 years, respectively.

The acquisitions were located in the following markets:

Location (Seller)	Number of Washes	Month Acquired
Florida (Superwash Express)	5	June

Unaudited Supplemental Pro Forma Information

The following table presents unaudited supplemental pro forma information for the periods presented as if the business combination had occurred on January 1, 2020, the earliest period presented herein:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net	$200,540	$104,137	$379,518	$262,130
Net (loss) income	$(108,961)	$(8,218)	$(82,973)	$1,512

The unaudited pro forma results presented above primarily include amortization charges for acquired intangible assets, depreciation adjustments for property and equipment that has been revalued, adjustments for certain acquisition-related charges, and the related tax effects. The unaudited pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time.

The revenues and earnings of the acquisition reflected in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss were immaterial for the three and six month periods ended June 30, 2021.

2020 Acquisitions

For the year ended December 31, 2020, the Company acquired the assets and liabilities of ten car washes in four separate acquisitions for total consideration of approximately $33,584, which was paid in cash. These acquisitions resulted in the preliminary recognition of $21,467 of goodwill, $9,463 of property and equipment, $830 of intangible assets related to covenants not to compete, and $1,824 in other assets and liabilities.

The acquisitions were located in the following markets:

Location (Seller)	Number of Washes	Month Acquired
Florida (Love)	1	January
Washington (Bush)	7	September
Texas (Soapbox Express)	1	November
Florida (Avatar)	1	December

14. Related-Party Transactions

LGP, the majority owner of the Company, historically received $1,000 annually for various advisory and monitoring services provided to the Company. During the COVID-19 pandemic, these fees were waived for the remainder of 2020. The management services agreement with LGP that provided for the advisory and monitoring services terminated in June 2021 upon the consummation of the IPO.

For the three months ended June 30, 2021 and 2020, total fees and expenses paid by the Company to LGP were $250 and $0, respectively. For the six months ended June 30, 2021 and 2020, total fees and expenses paid by the Company to LGP were $500 and $250, respectively. Fees and expenses paid to LGP are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

LGP was one of the Company’s creditors under the Second Lien Credit Agreement with an investment of $5,625 allowed through the Amended Second Lien Credit Agreement. The Company made a voluntary prepayment of all outstanding balances under the Second Lien Term Loan in June 2021 (see Note 7-Debt).

15. Commitments and Contingencies

Litigation

From time to time, the Company is party to pending or threatened lawsuits arising out of or incident to the ordinary course of business. The Company carries professional and general liability insurance coverage and other insurance coverages. In the opinion of management and upon consultation with legal counsel, none of the pending or threatened lawsuits will have a material effect upon the consolidated financial position, operations, or cash flows of the Company.

Insurance

The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of June 30, 2021 and December 31, 2020, the Company accrued $2,576 and $2,467, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the Company recorded $1,971 and $2,052, respectively, in receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, the Company has had minor claims asserted against it by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by the Company, and it has incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by the Company, may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required. The Company is not aware of any significant remediation matters as of June 30, 2021. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, the Company is unable to reasonably estimate the ultimate cost of claims asserted against the Company related to environmental matters; however, the Company does not believe such costs will be material to its unaudited condensed consolidated financial statements.

In addition to potential claims asserted against the Company, there are certain regulatory obligations associated with these facilities. The Company also has a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and the Company has recognized a provisional amount. As of June 30, 2021, the Company recorded an environmental remediation accrual of $73, which is included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Warranties

The Company has provided certain standard pre-closing warranties in connection with the sale of its quick lube facilities, which closed in December 2020. The pre-closing warranties made by the Company in the related Asset Purchase Agreement survive for six months following the closing date. The Company is not aware of any warranty liabilities with respect to the former quick lube facilities that require accrual as of June 30, 2021.

16. Subsequent Events

The Company has evaluated all subsequent events after June 30, 2021 through the date of the issuance of these unaudited condensed consolidated financial statements and has determined there have been no subsequent events for which disclosure is required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-256697) which was filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424 on June 28, 2021 (the "Prospectus"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand, offering express exterior and interior cleaning services to customers across 351 car wash locations in 21 states as of June 30, 2021. Founded in 1996, we employ an efficient, repeatable and scalable process, which we call the “Mister Experience,” to deliver a clean, dry, and shiny car every time. The core pillars of the “Mister Experience” are greeting every customer with a wave and smile, providing them the highest quality car wash and delivering the experience quickly and conveniently. We offer a monthly subscription program, which we call the Unlimited Wash Club ("UWC"), as a flexible, quick, and convenient option for customers to keep their cars clean. As of June 30, 2021, we had 1.5 million UWC members, and in the three and six months ended June 30, 2021, UWC sales represented 62% and 62% of our total wash sales, respectively, and UWC volume represented 72% and 71% of our total wash volume, respectively. Our scale and 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure and technology that improve speed of service, quality, and sustainability and realize strong financial performance.

Factors Affecting Our Business and Trends

We believe that our business and growth depend on a number of factors that present significant opportunities for us and may pose risks and challenges, including those discussed below and in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.

•

Growth in comparable store sales. Comparable store sales have been a strong driver of our net revenue growth and we expect it to continue to play a key role in our future growth and profitability. We will seek to continue to grow our comparable store sales by increasing the number of UWC members, increasing efficiency and throughput of our car wash locations, increasing marketing spend to add new customers, and increasing customer visitation frequency.

•

Number and loyalty of UWC members. The UWC program is a critical element of our business. UWC members contribute a significant portion of our net revenue and provide recurring revenue through their monthly membership fees. Our subscription business model is a key driver of our growth and allows us to capture a significant amount of data about our members, which we utilize to optimize our service offerings and user engagement.

•

Labor management. Hiring and retaining skilled team members and experienced management represents one of our largest costs. We believe people are the key to our success and we have been able to successfully attract and retain engaged, high-quality team members by paying competitive wages, offering attractive benefit packages, and providing robust training and development opportunities. While the competition for skilled labor is intense and subject to high turnover, we believe our approach to wages and benefits will continue to allow us to attract suitable team members and management to support our growth.

•

Macroeconomic trends. Macroeconomic factors may affect consumer spending patterns and thereby our results of operations. These factors include general economic conditions, consumer confidence, employment rates, business conditions, changes in the housing and new vehicle markets, the availability of credit, interest rates, tax rates, and fuel and energy costs.

Factors Affecting the Comparability of Our Results of Operations

Our results have been affected by, and may in the future be affected by, the following factors, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Impact of COVID-19

To ensure the safety of our team members and customers and in compliance with local regulations at the onset of the COVID-19 pandemic in March 2020 and April 2020, we made the decision to temporarily suspend operations at more than 300 of our locations and pause UWC membership billing. During this period, we upgraded our safety protocols and modified our operating model by temporarily suspending all interior cleaning services from locations offering those services. While our operations were suspended, we furloughed approximately 5,500 of our hourly car wash team members. Furloughed team members were not paid by us unless they elected to use accrued paid time off; however, we did continue to provide benefits coverage to any team member who was enrolled at the time of furlough. The suspension of our operations negatively impacted our net revenues, but improved our net income margin and Adjusted EBITDA margin as express exterior cleaning services are less labor intensive compared to interior cleaning services. We also proactively undertook several measures to augment our liquidity, such as drawing on our Revolving Commitment, requesting rent deferrals, suspending all acquisition activity, and pausing all greenfield development initiatives.

By the end of May 2020, all of our locations were safely reopened and offering express exterior cleaning services, including exterior-only services at Interior Cleaning Locations, we rehired a majority of our team members, and we had surpassed all-time highs in UWC membership. As of June 30, 2021, we employed 6,288 team members. By the end of 2020, we also paid back 100% of our deferred rent and successfully resumed both greenfield development initiatives and acquisition activity. Although our actions at the beginning of the COVID-19 pandemic impacted our financial results in 2020, we believe that our people-first approach engendered goodwill and loyalty among our team members and our customers, and allowed us to emerge an even stronger business.

Keeping our customers and team members safe has always been the highest priority for Mister Car Wash. We have been closely monitoring the national and local government health guidelines in each of our communities, and we proactively implemented extensive measures in response to COVID-19 throughout our business operations.

Given the unpredictable nature of this situation, we cannot estimate with certainty the long-term impacts of the pandemic related to COVID-19 and variants thereof, on our business, financial condition, results of operations, and cash flows. Although the future economic environment is uncertain, we are confident in our ability to continue to provide car wash services to our customers, and we remain committed to serving our customers as we continue to navigate the public health challenge of COVID-19.

We are closely monitoring the impact of COVID-19 and its variants on all aspects of our business and in all of our locations. See Part II, Item 1A. “Risk Factors—Risks Relating to Our Business— The ongoing pandemic related to COVID-19 and its variants has materially and adversely affected our business, financial condition and results of operations and may continue to do so” included elsewhere in this Quarterly Report on Form 10-Q.

Greenfield Location Development

Our primary historical growth strategy has involved acquiring local and regional car wash operators, upgrading the facilities and equipment, training the team to provide the “Mister Experience,” and converting the site to the “Mister” brand. More recently, we have also grown through greenfield development of Mister Car Wash locations and anticipate further pursuit of this strategy in the future. As of June 30, 2021, we have successfully opened 24 greenfield locations, with the expectation of driving the majority of our future location growth through greenfield development. We believe such a strategy will drive improvements in our net income margins and Adjusted EBITDA margins as express exterior cleaning services are less labor intensive than interior cleaning services.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor ramped to more mature average unit volumes, which we typically expect after approximately three full years of operation.

Acquisitions

In the three months ended June 30, 2021, we completed one acquisition of five properties that operated as conveyorized car washes. In the six months ended June 30, 2021, we completed two acquisitions including nine properties, five of which operated as conveyorized car washes at the time of acquisition and four of which previously operated as car washes; two of these four properties were conveyorized car washes and two of these four properties were self-serve washes. Once renovated and converted to the Mister brand, we will reopen the two conveyorized car wash properties, at which point they will be included in our location count. The real property and any preexisting improvements to the two self-serve wash properties will subsequently be sold.

The comparability of our results may also be impacted by the inclusion of financial performance of our acquisitions that have not delivered a full fiscal year of operating results under our ownership.

Divestitures

In the three and six months ended June 30, 2021, we did not consummate any significant divestitures.

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and allocate our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Financial and Operating Data
Location count (end of period)	351	327	351	327
Comparable store sales growth	93%	(37)%	50%	(20)%
UWC Members (in thousands, end of period)	1,534	1,106	1,534	1,106
UWC sales as a percentage of total wash sales	62%	62%	62%	59%
Net (loss) income	$(110,300)	$(8,754)	$(85,716)	$106
Net (loss) income margin	(56.0)%	(8.6)%	(23.0)%	0.0%
Adjusted EBITDA	$73,078	$28,154	$134,550	$68,224
Adjusted EBITDA margin	37.1%	27.6%	36.1%	26.5%

Location Count (end of period)

Our location count refers to the total number of car wash locations at the end of a period, inclusive of new greenfield locations, acquired locations and closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions, and closings, have, and will continue to have, an impact on our performance. In the three months ended June 30, 2021, we increased our location count by seven locations, including two greenfield locations and five acquired locations. In the six months ended June 30, 2021, we increased our location count by nine locations, comprised of four greenfield locations and five acquired locations. Our Express Exterior Locations comprise 265 of our current locations and our Interior Cleaning Locations comprise 86 of our current locations.

Comparable Store Sales Growth

A location is considered a comparable store on the first day of the 13th full calendar month following a location’s first day of operations. A location converted from an Interior Cleaning Location to an Express Exterior Location format is excluded when the location did not offer interior cleaning services in the current period but did offer interior cleaning services in the prior year period. Comparable store sales growth is the percentage change in total wash sales of all comparable store car washes.

Opening new locations is a primary component of our growth strategy and as we continue to execute on our growth strategy, we expect that a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy.

UWC Members (end of period)

We view the number of UWC members and the growth in the number of UWC members on a net basis from period to period as key indicators of our revenue growth. The number of UWC members has grown over time as we acquired new customers and retained previously acquired customers. There were approximately 1.5 million UWC members as of June 30, 2021. Our UWC program grew by approximately 0.3 million UWC members, or approximately 24%, from December 31, 2020 through June 30, 2021.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC members and retail customers. UWC sales as a percentage of total wash sales is calculated as revenues, net generated from UWC members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our subscription offering. UWC sales were 62% and 62% of our total wash sales for the three and six months ended June 30, 2021.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP measure of our financial performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA is defined as net (loss) income before interest expense, net, income tax (benefit) expense, depreciation and amortization expense, (gain) loss on sale of assets, gain on sale of quick lube facilities, dividend recapitalization fees and payments, loss on early debt extinguishment, stock-based compensation expense, acquisition expenses, management fees, non-cash rent expense, and other non-recurring charges. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenues, net for a given period.

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our ongoing operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in future periods, and any such modification may be material. In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

Our management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation; to supplement U.S. GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and because our Amended First Lien Credit Agreement (as defined below) uses measures similar to Adjusted EBITDA to measure our compliance with certain covenants.

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;

•	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;

•	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do.

Our Adjusted EBITDA was approximately $73.1 million and $28.2 million in the three months ended June 30, 2021 and 2020, respectively, and approximately $134.6 million and $68.2 million in the six months ended June 30, 2021 and 2020, respectively. Our Adjusted EBITDA margin was 37.1% and 27.6% in in the three months ended June 30, 2021 and 2020, respectively, and approximately 36.1% and 26.5% in the six months ended June 30, 2021 and 2020, respectively. The Adjusted EBITDA and Adjusted EBITDA margin results in the three and six months ended June 30, 2021 compared to the prior year period are primarily attributable to our car wash locations remaining open and operating for the entirety of the three and six months ended June 30, 2021, as well as the increase in the number of UWC members participating in our UWC program. The following is a reconciliation of our net (loss) income to Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Reconciliation of net (loss) income to Adjusted EBITDA:
Net (loss) income	$(110,300)	$(8,754)	$(85,716)	$106
Interest expense, net	13,740	16,229	27,699	33,424
Income tax benefit	(44,569)	(3,231)	(36,187)	(5,297)
Depreciation and amortization expense	11,900	11,140	23,550	22,097
(Gain) loss on sale of assets (a)	(7,097)	167	(6,307)	510
Dividend recapitalization fees and payments (b)	-	-	-	772
Loss on extinguishment of debt	3,183	-	3,183	1,918
Stock-based compensation expense (c)	203,231	398	203,541	785
Acquisition expenses (d)	555	350	1,009	1,014
Management fees (e)	250	-	500	250
Non-cash rent expense (f)	378	11,151	756	11,468
Expenses associated with initial public offering (g)	1,450	-	1,450	-
Other (h)	357	704	1,072	1,177
Adjusted EBITDA	$73,078	$28,154	$134,550	$68,224
(a)
Consists of (gains) and losses on the disposition of assets associated with store closures or the sale of property and equipment.
(b)
Represents payments to holders of our stock options made pursuant to anti-dilution provisions in connection with dividends paid to holders of our common stock and legal fees related to dividend recapitalizations.
(c)
Represents non-cash expense associated with our share-based payments, including approximately $202.0 million in stock-based compensation expense associated with our performance-based vesting stock options that vested on the consummation of our initial public offering ("IPO") in June 2021.
(d)
Represents expenses incurred in strategic acquisitions, including professional fees for accounting and auditing services, appraisals, legal fees and financial services, one-time costs associated with supplies for rebranding the acquired stores, and distinct travel expenses for related, distinct integration efforts by team members who are not part of our dedicated integration team.
(e)
Represents management fees paid to Leonard Green & Partners, L.P. ("LGP") in accordance with our management services agreement, which terminated on the consummation of our IPO in June 2021.
(f)
Represents the difference between cash paid for rent expense and U.S. GAAP rent expense.
(g)
Represents non-recurring expenses associated with the consummation of our IPO in June 2021.
(h)
Consists of other nonrecurring or discrete items as determined by management not to be reflective of our ongoing operating performance, such as costs associated with our one-time rebranding initiative costs, severance pay, legal settlements and legal fees related to contract terminations, and nonrecurring strategic project costs.

Components of Our Results of Operations

Revenues, net

We recognize revenue in two main streams: (i) the UWC program that entitles the customer to unlimited washes for a monthly subscription fee, cancellable at any time and (ii) retail car washes and other services. In the UWC program, we enter into a contract with the customer that falls under the definition of a customer contract under ASC 606, Revenue from Contracts with Customers. Customers are automatically charged on a credit card or debit card on the same date of the month that they originally signed up. Our performance obligations are to provide unlimited car wash services for a monthly fee. The UWC revenue is recognized ratably over the month in which it is earned and amounts unearned are recorded as deferred revenue on the unaudited condensed consolidated balance sheets. All amounts recorded as deferred revenue at year end are recognized as revenue in the following year. Revenue from car wash and other services is recognized at the point in time at which services are rendered and the customer pays with cash, debit card, or credit card. Revenues are net of sales tax, refunds, and discounts applied as a reduction of revenue at the time of payment.

Store Operating Costs

Store operating costs consist of cost of labor and chemicals and other car wash store operating expenses.

Cost of Labor and Chemicals

Cost of labor and chemicals include compensation expenses associated with car wash employees, maintenance employees, warehouse employees, and chemicals and associated supplies. The related employee benefits for the aforementioned employees, such as taxes, insurance and workers compensation, are also included in the cost of labor and chemicals in the unaudited condensed consolidated statement of operations and comprehensive loss included elsewhere in this Quarterly Report on Form 10-Q.

Other Store Operating Expenses

Other store operating expenses includes all other costs related to the operations of car wash and warehouse locations such as credit card fees, car damages, office and lobby supplies, information technology costs associated with the locations, telecommunications, advertising, non-healthcare related insurance, rent, repairs and maintenance related to held-for-use assets, utilities, property taxes, and depreciation expense on held-for-use assets at the car wash and warehouse locations.

General and Administrative

General and administrative expenses include compensation expenses and the related employee benefits of headquarters employees, information technology expenses, administrative office expenses, professional services and other related expenses, depreciation expense on held-for-use assets used at our headquarters, and amortization expense associated with our intangible assets.

Following the consummation of our IPO in June 2021, we will incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relations expenses. We expect such expenses to further increase after we are no longer an emerging growth company. These costs will generally be expensed under general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss included elsewhere in this Quarterly Report on Form 10-Q.

(Gain) Loss on Sale of Assets

(Gain) loss on sale of assets includes gains or losses on the sale-leaseback of our locations and sale of property and equipment.

Interest Expense, net

Interest expense, net consists primarily of cash and non-cash interest expense on borrowings, partially offset by interest income earned on our cash balances.

Loss on Extinguishment of Debt

Loss on extinguishment of debt includes losses associated with amendments to our existing debt that are accounted for as extinguishments, as well as losses associated with partial or whole payments on our debt that qualify for extinguishment accounting.

Income Tax Benefit

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates.

We have adopted a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. We recognize interest and penalties related to uncertain tax positions in income tax benefit in our unaudited condensed consolidated statement of operations and comprehensive loss included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended June 30, 2021 and 2020 (Unaudited)

The unaudited results of operations data for the three months ended June 30, 2021 and 2020 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2021		2020
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues, net	$197,080	100%	$101,856	100%

Store operating costs:
Cost of labor and chemicals	87,864	45%	34,059	33%
Other store operating expenses	65,363	33%	49,752	49%
General and administrative	188,896	96%	13,634	13%
(Gain) loss on sale of assets	(7,097)	(4)%	167	0%
Total costs and expenses	335,026	170%	97,612	96%
Operating (loss) income	(137,946)	(70)%	4,244	4%
Other expense:
Interest expense, net	13,740	7%	16,229	16%
Loss on extinguishment of debt	3,183	2%	-	0%
Total other expense	16,923	9%	16,229	16%
Loss before taxes	(154,869)	(79)%	(11,985)	(12)%
Income tax benefit	(44,569)	(23)%	(3,231)	(3)%
Net loss	(110,300)	(56)%	(8,754)	(9)%

Revenues, net

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Revenues, net	$197,080	$101,856	$95,224	93%

Revenues, net were $197.1 million for the three months ended June 30, 2021 compared to $101.9 million for the three months ended June 30, 2020, an increase of $95.2 million, or 93%. The increase in revenues, net was primarily attributable to an increase of $100.2 million in car wash revenue and was partially offset by a $5.0 million decrease in oil change revenue as a result of the sale of our quick lube facilities in December 2020. The increase in car wash revenue was attributable to comparable store sales growth and the year-over-year addition of 24 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Cost of labor and chemicals	$87,864	$34,059	$53,805	158%
Percentage of revenues, net	45%	33%

Cost of labor and chemicals was $87.9 million for the three months ended June 30, 2021 compared to $34.1 million for the three months ended June 30, 2020, an increase of $53.8 million, or 158%. The increase in the cost of labor and chemicals primarily driven by the recognition of stock-based compensation expense of $31.3 million related to our performance-based vesting stock options that vested on the consummation of our IPO in June 2021, and an increase in labor and benefits of $21.3 million in connection with the increase in wash volume. These increases were partially offset by decreases in labor costs driven by optimizing our wash labor model and the sale of our quick lube locations.

Other Store Operating Expenses

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Other store operating expenses	$65,363	$49,752	$15,611	31%
Percentage of revenues, net	33%	49%

Other store operating expenses were $65.4 million for the three months ended June 30, 2021 compared to $49.8 million for the three months ended June 30, 2020, an increase of $15.6 million, or 31%. The increase in other store operating expenses was attributable to comparable store sales growth and the year-over-year addition of 24 locations, and an increase in occupancy costs associated with the net addition of 30 new leases, partially offset by a decrease in other store operating expenses from the sale of our quick lube facilities.

General and Administrative

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
General and administrative	$188,896	$13,634	$175,262	1,285%
Percentage of revenues, net	96%	13%

General and administrative expenses were $188.9 million for the three months ended June 30, 2021 compared to $13.6 million for the three months ended June 30, 2020, an increase of $175.3 million, or 1,285%. The increase in general and administrative expenses was primarily driven by the recognition of stock-based compensation expense of $170.7 million related to the performance-based vesting stock options that vested on the consummation of our IPO in June 2021, and an increase of approximately $4.6 million in general and administrative expenses in 2021 after the 2020 decrease in expenses as a result of the COVID-19 pandemic, which was driven by our furlough of corporate employees, temporary reductions in pay, temporary closures of corporate offices, and an overall reduction in other administrative expenses.

(Gain) Loss on Sale of Assets

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
(Gain) loss on sale of assets	$(7,097)	$167	$(7,264)	(4,350)%
Percentage of revenues, net	(4)%	0%

(Gain) loss on sale of assets reflected a gain of $7.1 million for the three months ended June 30, 2021 compared to loss of $0.2 million for the three months ended June 30, 2020, an increase of $7.3 million, or 4,350%. The increase in (gain) loss on sale of assets was primarily driven by gains associated with our sale-leaseback transactions.

Other Expense

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Other expense	$16,923	$16,229	$694	4%
Percentage of revenues, net	9%	16%

Other expense was $16.9 million for the three months ended June 30, 2021 compared to $16.2 million for the three months ended June 30, 2020, an increase of $0.7 million, or 4%. The increase in other expense was primarily driven by a $3.2 million loss on extinguishment of debt related to our amended and restated senior secured first lien term loan facility ("First Lien Term Loan") pursuant to the amended and restated first lien credit agreement entered into in May 2019 ("Amended First Lien Credit Agreement"), our senior secured second lien term loan facility ("Second Lien Term Loan") pursuant to the second lien credit agreement entered into in May 2019 (as amended in March 2020, the "Amended Second Lien Credit Agreement"), and the upsizing of the revolving credit facility ("Revolving Commitment") under our Amended First Lien Credit Agreement, partially offset by a decrease in interest expense as a result of a decrease in interest rates on our First Lien Term Loan and Second Lien Term Loan, as well as a reduction in our outstanding borrowings under the Revolving Commitment.

Income Tax Benefit

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Income tax benefit	$(44,569)	$(3,231)	$(41,338)	1,279%
Percentage of revenues, net	(23)%	(3)%

Income tax benefit was $44.6 million for the three months ended June 30, 2021 compared to $3.2 million for the three months ended June 30, 2020, an increase of $41.3 million, or 1,279%. The increase in income tax benefit was primarily driven by the increase in the loss before taxes for the three months ended June 30, 2021.

Results of Operations for the Six Months Ended June 30, 2021 and 2020 (Unaudited)

The unaudited results of operations data for the six months ended June 30, 2021 and 2020 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
	2021		2020
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues, net	$372,588	100%	$257,108	100%

Store operating costs:
Cost of labor and chemicals	139,613	37%	91,629	36%
Other store operating expenses	126,446	34%	108,225	42%
General and administrative	203,857	55%	26,593	10%
(Gain) loss on sale of assets	(6,307)	(2)%	510	0%
Total costs and expenses	463,609	124%	226,957	88%
Operating (loss) income	(91,021)	(24)%	30,151	12%
Other expense:
Interest expense, net	27,699	7%	33,424	13%
Loss on extinguishment of debt	3,183	1%	1,918	1%
Total other expense	30,882	8%	35,342	14%
Loss before taxes	(121,903)	(33)%	(5,191)	(2)%
Income tax benefit	(36,187)	(10)%	(5,297)	(2)%
Net (loss) income	(85,716)	(23)%	106	0%

Revenues, net

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Revenues, net	$372,588	$257,108	$115,480	45%

Revenues, net were $372.6 million for the six months ended June 30, 2021 compared to $257.1 million for the six months ended June 30, 2020, an increase of $115.5 million, or 45%. The increase in revenues, net was primarily attributable to an increase of $127.5 million in car wash revenue and was partially offset by a $12.0 million decrease in oil change revenue as a result of the sale of our quick lube facilities in December 2020. The increase in car wash revenue was attributable to comparable store sales growth and the year-over-year addition of 24 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Cost of labor and chemicals	$139,613	$91,629	$47,984	52%
Percentage of revenues, net	37%	36%

Cost of labor and chemicals was $139.6 million for the six months ended June 30, 2021 compared to $91.6 million for the six months ended June 30, 2020, an increase of $48.0 million, or 52%. The increase in the cost of labor and chemicals was primarily driven by the recognition of stock-based compensation expense of $31.3 million related to our performance-based vesting stock options that vested on the consummation of our IPO in June 2021, and an increase in labor and benefits of $16.5 million in connection with the increase in wash volume. These increases were partially offset by decreases in labor costs driven by optimizing our wash labor model and our sale of the quick lube locations.

Other Store Operating Expenses

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Other store operating expenses	$126,446	$108,225	$18,221	17%
Percentage of revenues, net	34%	42%

Other store operating expenses were $126.4 million for the six months ended June 30, 2021 compared to $108.2 million for the six months ended June 30, 2020, an increase of $18.2 million, or 17%. The increase in other store operating expenses was attributable to comparable store sales growth and the year-over-year addition of 24 locations, and an increase in occupancy costs associated with the net addition of 30 new leases, partially offset by a decrease in other store operating expenses from the sale of our quick lube facilities.

General and Administrative

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
General and administrative	$203,857	$26,593	$177,264	667%
Percentage of revenues, net	55%	10%

General and administrative expenses were $203.9 million for the six months ended June 30, 2021 compared to $26.6 million for the six months ended June 30, 2020, an increase of $177.3 million, or 667%. The increase in general and administrative expenses was primarily attributable to the recognition of stock-based compensation expense of $170.7 million related to our performance-based vesting stock options that vested on the consummation of our IPO in June 2021, and an increase of approximately $6.6 million in general and administrative expenses in 2021 after the 2020 decrease in connection with the COVID-19 pandemic, which was driven by our furlough of corporate employees, temporary reductions in pay, temporary closures of corporate offices, and an overall reduction in other administrative expenses.

(Gain) Loss on Sale of Assets

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
(Gain) loss on sale of assets	$(6,307)	$510	$(6,817)	(1,337)%
Percentage of revenues, net	(2)%	0%

(Gain) loss on sale of assets reflected a gain of $6.3 million for the six months ended June 30, 2021 compared to loss of $0.5 million for the six months ended June 30, 2020, an increase of $6.8 million, or 1,337%. The increase in (gain) loss on sale of assets was primarily driven by gains associated with our sale-leaseback transactions.

Other Expense

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Other expense	$30,882	$35,342	$(4,460)	(13)%
Percentage of revenues, net	8%	14%

Other expense was $30.9 million for the six months ended June 30, 2021 compared to $35.3 million for the six months ended June 30, 2020, a decrease of $4.5 million, or 13%. The decrease in other expense was primarily driven by a $3.2 million loss on extinguishment of debt related to the First Lien Term Loan, the Second Lien Term Loan, and the upsizing of the Revolving Commitment, partially offset by the decrease in interest expense with a decrease in interest rates on our First Lien Term Loan and Second Lien Term Loan, as well as a reduction in our outstanding borrowings under the Revolving Commitment.

Income Tax Benefit

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Income tax benefit	$(36,187)	$(5,297)	$(30,890)	583%
Percentage of revenues, net	(10)%	(2)%

Income tax benefit was $36.2 million for the six months ended June 30, 2021 compared to $5.3 million for the six months ended June 30, 2020, an increase of $30.9 million, or 583%. The increase in income tax benefit was primarily driven by the increase in the loss before taxes in the six months ended June 30, 2021.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, pursue greenfield expansion and acquisitions, and to service our indebtedness. Historically, these cash requirements have been met through funds raised by the utilization of our First Lien Term Loan, Second Lien Term Loan, Revolving Commitment, sale-leaseback transactions, and cash provided by operations. As of June 30, 2021, we had cash and cash equivalents of $155.0 million and $150.0 million of available borrowing capacity under our Revolving Commitment.

In June 2021, we entered into an amendment to our Amended First Lien Credit Agreement to, among other things, increase the commitments under the Revolving Commitment from $75.0 million to $150.0 million. In June 2021, we made a voluntary prepayment of all outstanding balances under our Second Lien Term Loan, which included $242.7 million in outstanding principal and $6.1 million in accrued interest expense, and a voluntary prepayment of $190.4 million of outstanding principal under our First Lien Term Loan. These voluntary prepayments were funded with the net proceeds of our June 2021 IPO and the Amended Second Lien Credit Agreement was terminated.

As of June 30, 2021, we were in compliance with the covenants under our Amended First Lien Credit Agreement.

We believe that our sources of liquidity and capital will be sufficient to finance our growth strategy and resulting operations, planned capital expenditures, and the additional expenses we expect to incur as a public company for at least the next 12 months. However, we cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

Cash Flows for the Six Months Ended June 30, 2021 and 2020 (Unaudited)

The following table shows summary cash flow information for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Net cash provided by operating activities	$119,675	$53,853
Net cash used in investing activities	(66,645)	(29,503)
Net cash (used in) provided by financing activities	(12,564)	27,035
Net increase in cash and cash equivalents, and restricted cash	$40,466	$51,385

Operating Activities. Net cash provided by operating activities consists of net (loss) income adjusted for certain non-cash items, including stock-based compensation expense, depreciation expense associated with property and equipment, (gains) and losses on the disposal of property and equipment, amortization expense associated with intangible assets and leased assets, and deferred income taxes, as well as the effect of changes in other working capital amounts.

For the six months ended June 30, 2021, net cash provided by operating activities was $119.7 million and was comprised of a net loss of $(85.7) million, which was increased by $203.4 million as a result of non-cash adjustments comprised primarily of stock-based compensation expense, deferred income taxes, depreciation and amortization expense, non-cash lease expense, a gain on disposal of property and equipment, and a loss on extinguishment of debt. Changes in working capital increased cash provided by operating activities by $2.0 million and were primarily driven by increases in accounts payable, accrued expenses, and a decrease in deferred revenue, partially offset by decreases in the operating lease liability and other noncurrent assets and liabilities, and increases in accounts receivable, net and prepaid expenses and other current assets.

For the six months ended June 30, 2020, net cash provided by operating activities was $53.9 million and was comprised of net income of $0.1 million, increased by $47.2 million as a result of non-cash adjustments comprised primarily of depreciation and amortization expense, non-cash lease expense, and deferred income taxes. Changes in working capital increased cash provided by operating activities by $6.5 million and were primarily driven by an increase in accrued expenses and a decrease in inventory, partially offset by decreases in the operating lease liability and accounts payable.

Investing Activities. Our net cash used in investing activities primarily consists of purchases and sales of property and equipment and acquisition of car washes.

For the six months ended June 30, 2021, net cash used in investing activities was $66.6 million and was comprised of purchases of property and equipment to support our greenfield and other initiatives and the acquisition of car washes, partially offset by the sale of property and equipment including sale-leaseback transactions.

For the six months ended June 30, 2020, net cash used in investing activities was $29.5 million and was comprised of purchases of property and equipment primarily to support our greenfield and other initiatives, partially offset by the sale of property and equipment including sale-leaseback transactions.

Financing Activities. Our net cash (used in) provided by financing activities primarily consists of proceeds and payments on our First Lien Term Loan, Second Lien Term Loan, and Revolving Commitment, as well as proceeds from our IPO.

For the six months ended June 30, 2021, net cash used in financing activities was $12.6 million and was primarily comprised of repayments of our First Lien Term Loan and Second Lien Term Loan and payments of issuance costs associated with our IPO, partially offset by proceeds from the consummation of our IPO in June 2021.

For the six months ended June 30, 2020, net cash provided by financing activities was $27.0 million and was primarily comprised of proceeds on borrowings under our Revolving Commitment, First Lien Term Loan, and Second Lien Term Loan, partially offset by repayments of our Revolving Commitment and First Lien Term Loan.

Contractual Obligations and Commitments

There have been no material changes during the three months ended June 30, 2021 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Prospectus other than the following:

Long-Term Debt Obligations

In June 2021, we entered into an amendment to our Amended First Lien Credit Agreement to, among other things, increase the commitments under the Revolving Commitment from $75.0 million to $150.0 million. In June 2021, we made a voluntary prepayment of all outstanding balances under our Second Lien Term Loan, which included $242.7 million in outstanding principal and $6.1 million in accrued interest expense, and a voluntary prepayment of $190.4 million of outstanding principal under our First Lien Term Loan. These voluntary prepayments were funded with the net proceeds of our June 2021 IPO. The Second Lien Term Loan has now been terminated.

Operating Lease Commitments

In the six months ended June 30, 2021, we entered into 33 new operating leases and renewed 16 operating leases, which increased our total operating lease commitments by approximately $24.2 million.

Seasonality

Our business model is generally not seasonal in nature. As we have expanded our national footprint to 21 states, the geographic diversity of our locations ensures that we are not subject to the weather patterns of one specific region. The success of the UWC program has further mitigated our seasonality, as members pay on a monthly basis, irrespective of the weather and their usage frequency. As our UWC sales have grown to comprise more than approximately 62% and 62% of our total wash sales in the three and six months ended June 30, 2021, respectively, our financial performance has become more predictable.

Off-Balance Sheet Arrangements

We did not have off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our critical accounting policies are those that materially affect our unaudited condensed consolidated financial statements including those that involve difficult, subjective or complex judgments by management. The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates. A thorough understanding of these critical accounting policies is essential when reviewing our unaudited condensed consolidated financial statements. We believe that these critical accounting policies are those that are most important to the portrayal of our results of operations or involve the most difficult management decisions related to the use of significant estimates and assumptions as described above.

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Prospectus. There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2021.

Recent Accounting Pronouncements

See the sections titled “Summary of Significant Accounting Policies—Recently adopted accounting pronouncements” and “—Recently issued accounting pronouncements not yet adopted” in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates and inflation. All these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

Interest Rate Risk

Our First Lien Term Loan bears interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of June 30, 2021, we had $615.4 million of variable rate debt outstanding under our First Lien Term Loan. Based on the balance outstanding under our First Lien Term Loan as of June 30, 2021, an increase or decrease of 10% in the effective interest rate on the First Lien Term Loan would cause an increase or decrease in interest expense of approximately $1.9 million over the next 12 months.

In May 2020, we entered into an interest rate swap to mitigate variability in forecasted interest payments on an amortizing notional of $550.0 million of our variable-rate First Lien Term Loan. We designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and are accounting for this derivative as a cash flow hedge.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2021. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to various claims, lawsuits and other legal proceedings, including intellectual property claims. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management’s estimates prove incorrect, we could incur a charge to earnings which could have a material and adverse effect on our business, results of operations, and financial condition.

Item 1A. Risk Factors.

You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report on Form 10-Q, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Furthermore, the potential impact of the COVID-19 pandemic, including from variants thereof, on our business operations and financial results and on the world economy as a whole may heighten the risks described below.

Risks Related to Our Business

Increased competition in the car wash industry may impact our future growth.

The car wash industry has recently attracted increased levels of investment by private equity firms and other capital providers. The ongoing competition for acquisitions may result in higher purchase prices for desirable car wash acquisitions. Construction by competitors of express car washes near our existing car wash locations may negatively impact our business, comparable sales and our net revenues. While we have active programs to identify both acquisition targets and future locations for greenfield expansion, there can be no assurance that we will continue to be successful in acquiring targets at reasonable purchase prices or constructing new car washes in existing or new markets.

We may be unable to sustain or increase demand for our UWC subscription program, which could adversely affect our business, financial condition and results of operations and rate of growth.

As of June 30, 2021, we had approximately 1.5 million UWC members. This subscription program accounted for approximately 62% of our total wash sales in the three and six months ended June 30, 2021. Our continued business and revenue growth is dependent on our ability to continue to attract and retain UWC members. We view the number of UWC members and the growth in the number of UWC members on a net basis from period to period as key indicators of our revenue growth. However, we may not be successful in continuing to grow the number of UWC members on a net basis from period to period and our membership levels may decline. This decline may be material.

UWC members are able to cancel their membership at any time and may decide to cancel or forego memberships due to any number of reasons, including increased prices for membership in our UWC or for our services, quality issues with our services, harm to our reputation or brand, seasonal usage, or individuals’ personal economic pressures. Increasing governmental regulation of automatically renewing subscription programs may negatively impact our marketing of this program. A decline in the number of UWC members could materially and adversely affect our business, results of operations and financial condition.

If we fail to open and operate new locations in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected.

Our growth strategy depends on growing our location base, both through greenfield expansion and acquisitions, and expanding our operations in existing and new geographic regions and operating our new locations successfully. We cannot assure you that our contemplated expansion will be successful, or that such expansion will be completed in the time frames or at the costs we estimate.

Our ability to successfully open and operate new locations depends on many factors, including, among others, our ability to:

•	identify suitable locations;

•	negotiate acceptable purchase price or lease terms, including the ability to renew or extend upon favorable terms;

•	address regulatory, competitive, marketing, distribution and other challenges encountered in connection with expansion into new markets;

•	hire, train and retain an expanded workforce of managers and other personnel;

•	maintain an adequate distribution footprint, information systems and other operational capabilities;

•	successfully integrate new locations into our existing management structure and operations, including information system integration;

•	source sufficient levels of inventory, supplies and equipment at acceptable costs;

•	obtain necessary permits and licenses;

•	construct and open our locations on a timely basis;

•	generate sufficient levels of cash or obtain financing on acceptable terms to support our expansion;

•	achieve and maintain brand awareness in new and existing markets; and

•	identify and satisfy the merchandise and other preferences of our consumers.

Our failure to effectively address challenges such as these could materially and adversely affect our ability to successfully open and operate new locations in a timely and cost-effective manner. Further, we will have pre-operating costs and we may have initial losses while new locations commence or ramp operations.

In addition, there can be no assurance that newly opened locations will achieve sales or profitability levels comparable to those of our existing locations in the time periods estimated by us, or at all. In instances where new locations are geographically proximate to existing locations, new locations may also adversely impact the comparable store sales growth of our existing car wash locations. If our locations fail to achieve, or are unable to sustain, acceptable total sales and profitability levels, our business may be materially and adversely affected and we may incur significant costs associated with the early closure of such locations. Our plans to accelerate the growth of our location base may increase this risk.

We may not be able to successfully implement our growth strategies on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our growth strategies, including acquiring new customers, growing our UWC membership base, opening greenfield locations and pursuing opportunistic and disciplined acquisitions. Our ability to implement these growth strategies depends, among other things, on our ability to:

•	increase our brand awareness by effectively implementing our digital-first marketing strategy;

•	leverage data analytics throughout the organization;

•	increase customer engagement with our digital platform;

•	educate UWC members on value propositions to drive retention and add new members;

•	leverage our investments to drive traffic and customer acquisition;

•	drive scale efficiencies and generate free cash flow; and

•	selectively grow our location base.

We may not be able to successfully implement our growth strategies and may need to change them. If we fail to implement our growth strategies or if we invest resources in a growth strategy that ultimately proves unsuccessful, our business, results of operations and financial condition may be materially and adversely affected.

If we are unable to identify attractive acquisition targets and acquire them at attractive prices, we may be unsuccessful in growing our business.

A significant portion of the growth of our number of locations has been as a result of our acquisition of additional car wash locations and subsequent adaptation of those locations to operate consistently with other Mister Car Wash locations. There can be no assurance, however, that we will find suitable acquisition targets in the future, that we will acquire them at attractive prices or that we will succeed at effectively managing the integration of the acquired location into our existing operations and the “Mister” brand. We could also encounter unforeseen transaction- and integration-related costs or delays or other circumstances such as challenges or delays in adapting these locations to operate similarly to other Mister Car Wash locations or unforeseen or higher-than-expected inherited liabilities. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue or the diversion of management time and attention.

In order for us to continue to grow our business through acquisitions we will need to identify appropriate acquisition opportunities and acquire them at attractive prices. We may choose to pay cash, incur debt or issue equity securities to pay for any such acquisition. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The sale of equity to finance any such acquisition could result in dilution to our stockholders.

We are subject to a number of risks and regulations related to credit card and debit card payments we accept.

We accept payments through credit card and debit card transactions. For credit card and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our memberships, which could cause us to lose UWC members or suffer an increase in our operating expenses, either of which could harm our operating results.

If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our member satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our UWC members’ credit cards or debit cards on a timely basis or at all, we could lose membership revenue, which would materially and adversely affect our operating results.

If we fail to adequately control fraudulent credit card and debit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card and debit card related costs, each of which could adversely affect our business, financial condition and results of operations. We are subject to a number of federal regulations relating to the use of debit and credit cards, such as the Electronic Funds Act and the Truth in Lending Act of 1968, which provide guidelines and parameters for payment processing on debit cards and credit cards, respectively, and certain state regulations relating to automatic renewal, including the California Business & Professional Code Section 17601-17606, as amended, which provides requirements we must follow for the automatic renewal of subscription fees such as those charge to our UWC members. We may also face legal liability or reputational harm for any failure to comply, or any allegation that we have failed to comply, with such consumer protection laws relating to consumer credit transactions.

An overall decline in the health of the economy and other factors impacting consumer spending, such as natural disasters and fluctuations in inflation may affect consumer purchases, reduce demand for our services and materially and adversely affect our business, results of operations and financial condition.

Our business depends on consumer demand for our services and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general current and future economic and political conditions, consumer disposable income, energy and fuel prices, shifts in consumer transportation preferences leading to a reduction in car ownership, technological advances in autonomous vehicle technology reducing the number of vehicles on the road, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, war and fears of war, inclement weather, natural disasters, terrorism, active shooter situations, outbreak of viruses or widespread illness and consumer perceptions of personal well-being and security.

Consumer purchases of car washes decline during periods when economic or market conditions are unstable or weak. Reduced consumer confidence and spending cutbacks may result in reduced demand for our services, which could result in lost sales. Reduced demand also may require increased selling and promotional expenses, impacting our profitability. Changes in areas around our locations that result in reductions in car traffic or otherwise render the locations unsuitable could cause our sales to be less than expected. Prolonged or pervasive economic downturns could slow the pace of new greenfield openings, reduce comparable sales or cause us to close certain locations, which could have a material negative impact on our financial performance.

If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations may be harmed.

We believe that maintaining and enhancing our reputation and brand recognition are critical to our relationships with existing customers and our ability to attract new customers. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be materially and adversely affected.

In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, could make it substantially more difficult for us to attract new customers. Also, there has been a marked increase in the use of social media platforms that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction.

If we do not successfully maintain and enhance our reputation and brand recognition with our customers, our business may not grow and we could lose our relationships with customers, which would materially and adversely affect our business, results of operations and financial condition.

Changes in labor and chemical costs, other operating costs, interest rates and inflation could materially and adversely affect our results of operations.

Increases in employee wages, benefits, and insurance and other operating costs such as commodity costs, legal claims, insurance costs and costs of borrowing could adversely affect operating costs and administrative expenses at our locations. Operating costs are susceptible to increases as a result of factors beyond our control, such as minimum wage legislation, weather conditions, natural disasters, disease outbreaks, global demand inflation, civil unrest, tariffs and government regulations. Any increase in costs for our locations could reduce our sales and profit margins if we do not choose, or are unable, to pass the increased costs to our customers. In addition, increases in interest rates may impact land and construction costs and the cost and availability of borrowed funds and leasing locations, and thereby adversely affect our ability to finance the development of additional locations and maintenance of existing locations. Inflation can also cause increased commodity, labor and benefits costs, which could reduce the profitability of our locations. Any of the foregoing increases could materially and adversely affect our business, results of operations and financial condition.

Our work force may expose us to claims that could materially and adversely affect our business, results of operations and financial condition, and our insurance coverage may not cover all of our potential liability.

Our work force may claim that our actions or workplace conditions violate applicable law. As a result of such claims, we may incur fines and other losses, as well as negative publicity. In addition, some or all of these claims may rise to litigation, which could be costly and time-consuming to our management team, and could have a negative impact on our business. Additionally, actions by our team members such as damage to customers’ cars may subject us to financial claims and harm our reputation. We cannot assure you that we will not experience these problems in the future, that our insurance will cover all claims or that our insurance coverage will continue to be available at economically feasible rates.

Our locations may experience difficulty hiring and retaining qualified personnel, resulting in higher labor costs.

The operation of our locations requires both entry-level and skilled team members, and trained personnel may continue to be in high demand and short supply at competitive compensation levels in some areas, which may result in increased labor costs. From time to time, we may experience difficulty hiring and maintaining such qualified personnel. In addition, the formation of unions may increase the operating expenses of our locations. Any such future difficulties could result in a decline in customer service negatively impacting sales at our locations, which could in turn materially and adversely affect our business, results of operations, business, and financial condition.

Many of our key personnel have worked for us for a significant amount of time or were recruited by us specifically due to their experience. Our success depends in part upon the reputation and influence within the industry of our senior managers. Each of our executive officers and other key employees may terminate his or her relationship with us at any time and the loss of the services of one or a combination of our senior executives or members of our senior management team may significantly delay or prevent the achievement of our business or development objectives and could materially harm our business. Further, contractual obligations related to confidentiality and noncompetition may be ineffective or unenforceable, and departing employees may share our proprietary information with competitors in ways that could adversely impact us.

In addition, certain senior management personnel are substantially vested in their stock option grants or other equity compensation. We granted additional equity awards to management personnel in connection with the offering to provide additional incentives to remain employed by us as team members may be more likely to leave us if a significant portion of their equity compensation is fully vested.

If our car wash equipment is not maintained, our car washes will not be operable.

Our car washes have equipment that requires frequent repair or replacement. Although we undertake to keep our car washing equipment in adequate operating condition, the car wash operating environment results in frequent mechanical problems. If we fail to properly maintain the equipment, a car wash could become inoperable or malfunction resulting in a loss of revenue, damage to vehicles and poorly washed vehicles.

We rely on a limited number of suppliers for certain of our car wash equipment and supplies and may not be able to immediately transition to alternative suppliers.

We currently leverage a diversified supplier base to supply most of the car wash equipment and certain other supplies we use in our operations. While we believe we could secure such equipment and supplies from alternative sources, doing so may be time-consuming or expensive or may cause a temporary disruption in our supply chain. Additionally, we do not have a supplier contract with our main supplier of car wash tunnel equipment and our orders are based on purchase orders. We also do not carry a significant inventory of such equipment. As such, we are subject to the risk that such supplier will not continue to provide us with required car wash tunnel equipment. Shortages or interruptions in the supply of car wash equipment and other supplies could occur for reasons within or beyond the control of us and the supplier. Any shortage or interruption to our supply chain could reduce our sales and profit margins, which in turn may materially and adversely affect our business and results of operations.

We lease or sublease the land and buildings where a number of our locations are situated, which could expose us to possible liabilities and losses.

We lease the land and buildings where a significant number of our locations are located. The terms of the leases and subleases vary in length, with primary terms (i.e., before consideration of option periods) expiring on various dates. In addition, we may not be able to terminate a particular lease if or when we would like to do so, which could prevent us from closing or relocating certain underperforming locations. Our obligations to pay rent are generally non-cancelable, even if the location operated at the leased or subleased location is closed. Thus, if we decide to close locations, we generally are required to continue paying rent and operating expenses for the balance of the lease term. The performance of any of these obligations may be expensive. We may not assign or sublet the leased locations without consent of the landlord. When we assign or sublease vacated locations, we may remain liable on the lease obligations if the assignee or sub-lessee does not perform. Accordingly, we are subject to the risks associated with leasing locations which can have a material adverse effect on us.

As leases expire, we may be unable to negotiate renewals on commercially acceptable terms or at all, which could cause us to close locations in desirable locations or otherwise negatively affect profits, which in turn could materially and adversely affect our business and results of operations.

We are required to make significant lease payments for our leases, which may strain our cash flow.

We depend on net cash provided by operating activities to pay our rent and other lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash provided by operating activities, and sufficient funds are not otherwise available to us from borrowings under our First Lien Term Loan and Revolving Commitment or from other sources, we may not be able to service our lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business.

We may experience significant quarterly and annual fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict.

Our quarterly and annual operating results may fluctuate significantly due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results may not be a predictor of our future performance.

Factors that may affect our operating results include:

•	the impact of a recession, pandemic or any other adverse global economic conditions on our business;

•	the timing of, and the ability to execute on, opening new greenfield locations and acquiring car washes through acquisitions;

•	our ability to sustain and grow the number of UWC members;

•	changes in our pricing policies or those of our competitors;

•	periodic fluctuations in demand for our services;

•	volatility in the cost of utilities;

•	volatility in the sales of our services;

•	the success or failure of our acquisition strategy;

•	our ability to develop and implement in a timely manner new products and services and enhancements that meet customer requirements;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of car wash services;

•	our ability to control costs;

•	any significant change in our facilities-related costs;

•	the timing of hiring personnel;

•	general economic conditions; and

•	our ability to appropriately resolve any disputes.

We have in the past experienced, and we may experience in the future, significant variations in our level of sales. Such variations in our sales have led and may lead to significant fluctuations in our cash flows, revenue and deferred revenue on a quarterly and annual basis. Failure to achieve our quarterly goals will decrease the value of the Company and accordingly the Company’s securities.

Our comparable store sales may fluctuate significantly.

Our comparable store sales may be adversely affected for many reasons, including new location openings by our competitors and the opening of our own new car wash locations that may cannibalize our existing store sales. Other factors that may affect comparable store sales include cycling against strong sales in the prior year, new car wash locations entering into our comparable store base and price reductions in response to competition.

The ongoing pandemic related to COVID-19 and its variants has materially and adversely affected our business, financial condition and results of operations and may continue to do so.

The public health crisis caused by the pandemic related to COVID-19 and its variants, and the measures taken by governments, businesses, including us and our suppliers, and the public at large to limit COVID-19’s spread had certain negative impacts on our business including:

•	we temporarily suspended operations at more than 300 of our locations in March 2020 and April 2020;

•	we temporarily suspended interior cleaning services at our Interior Cleaning Locations in March 2020 and fully resumed operations at those locations by August 2020;

•	we temporarily suspended a majority of our acquisition activity and paused greenfield initiatives from March 2020 to July 2020;

•	we requested and received temporary rent deferrals, which have since been repaid; and

•

we amended our Second Lien Credit Agreement to cause the interest payment due March 31, 2020 to be paid in-kind by adding the full amount of interest payment to the then outstanding principal amount, rather than paying the interest payment in cash; subsequent interest payments have been paid in cash.

Our net revenues were adversely impacted in the first and second quarters of 2020 as a result of the pandemic and actions taken to control its spread. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion. We continue to implement extensive measures in response to COVID-19 and its variants throughout our business operations, but actions we have taken or may take, or decisions we have made or may make, as a consequence of the pandemic may result in legal claims or ligation against us. There can be no assurances that our business, suppliers or third-party service providers will not be adversely impacted or disrupted in the future by the pandemic related to COVID-19 and its variants. Developments related to the pandemic have also caused volatility in the capital markets, which could adversely affect our ability to access additional capital on commercially reasonable terms or at all.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $66 million and $11 million, respectively, available to offset future taxable income. Certain of our state NOLs will begin to expire in 2034. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize NOLs which arose prior to the ownership change to offset future taxable income. Similar rules may apply under state tax laws. If it is determined that we have in the past experienced ownership changes, or if we undergo one or more ownership changes as a result of future transactions in our stock, some of which may be outside our control, then our ability to utilize NOLs could be limited by Section 382 of the Code, and certain of our NOLs may expire unused. In addition, under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, NOLs arising in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs in taxable years beginning after December 31, 2020, will be limited to 80% of our taxable income in such year. For these reasons, we may not be able to realize, in whole or in part, a tax benefit from the use of our NOLs.

Adverse developments in applicable tax laws could have a material and adverse effect on our business, financial condition and results of operations. Our effective tax rate could also change materially as a result of various evolving factors, including changes in income tax law resulting from the most recent U.S. presidential and congressional elections or changes in the scope of our operations.

We are subject to income taxation at the federal level and by certain states and municipalities because of the scope of our operations. In determining our income tax liability for these jurisdictions, we must monitor changes to the applicable tax laws and related regulations. While our existing operations have been implemented in a manner we believe is in compliance with current prevailing laws, one or more taxing jurisdictions could seek to impose incremental or new taxes on us. In addition, as a result of the most recent presidential and congressional elections in the United States, there could be significant changes in tax law and regulations that could result in additional federal income taxes being imposed on us. Any adverse developments in these laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition and results of operations. Finally, changes in the scope of our operations, including expansion to new geographies, could increase the amount of taxes to which we are subject, and could increase our effective tax rate.

Risks Related to Our Indebtedness and Capital Requirements

Our indebtedness could adversely affect our financial health and competitive position.

As of June 30, 2021, we had $611.5 million of indebtedness outstanding under our Amended First Lien Credit Agreement, net of unamortized debt issuance costs. To service this debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other liquidity needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, acquisition activity or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

In addition, the United Kingdom’s Financial Conduct Authority, which regulates the London Inter-bank Offered Rate (“LIBOR”), has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021 and in some cases, by mid-2023, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. We currently have the option to determine our interest rate for our First Lien Term Loan using a formula that includes the LIBOR rate. When LIBOR ceases to exist or the methods of calculating LIBOR change from their current form, we may no longer have the ability to elect the LIBOR rate under our First Lien Term Loan or our future indebtedness may be adversely affected. This could impact our interest costs and our ability to borrow additional funds.

The terms of our First Lien Term Loan and Revolving Commitment impose certain operating and financial restrictions on us that may impair our ability to adapt to changing competitive or economic conditions.

The credit agreements governing our First Lien Term Loan and Revolving Commitment contain, and any agreements evidencing or governing other future debt may contain, certain restrictive covenants that limit our ability, among other things, to engage in certain activities that are in our long-term best interests, including our ability to:

•	incur liens;

•	incur or assume additional debt or amend our debt and other material agreements;

•	issue certain disqualified stock;

•	declare or make dividends or distributions and redeem, repurchase or retire equity interests;

•	prepay, redeem or repurchase debt;

•	make investments, loans, advances, guarantees and acquisitions;

•	enter into agreements restricting the ability to pay dividends or grant liens securing the obligations under the credit agreements;

•	amend or modify governing documents;

•	enter into transactions with affiliates;

•	engage in certain business activities or alter the business conducted by us and our restricted subsidiaries; and

•	engage in certain mergers, consolidations and asset sales.

In addition, the First Lien Term Loan contains a springing maximum first lien net leverage ratio financial covenant. Our ability to meet this requirement can be affected by events beyond our control, and we may not be able to satisfy such financial covenants. Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. Our failure to comply with any of these covenants or restrictions could result in an event of default under our First Lien Term Loan and Revolving Commitment. An event of default would permit the lending banks under the Amended First Lien Credit Agreement to take certain actions, including terminating all outstanding commitments and declaring all amounts outstanding under our Amended First Lien Credit Agreement to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and all other amounts owing or payable with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets.

In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new services, enhance our existing services and operating infrastructure and potentially acquire complementary businesses and assets. For the six months ended June 30, 2021, our net cash provided by operating activities was $119.7 million. As of June 30, 2021, we had $155.0 million of cash and cash equivalents, which were held for working capital purposes.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•	finance unanticipated working capital requirements;

•	develop or enhance our infrastructure and our existing services;

•	acquire complementary businesses, assets or services;

•	ensure the availability of sale-leaseback arrangements when we engage in an acquisition;

•	fund strategic relationships, including joint ventures and co-investments;

•	fund additional implementation engagements; and

•	respond to competitive pressures.

Accordingly, we may need to engage in equity or debt financings or other arrangements to secure additional funds. Additional financing may not be available on terms favorable to us, or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our ordinary shares. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material and adverse effect on our business, results of operations and financial condition.

We are a holding company and depend on our subsidiaries for cash to fund operations and expenses, including future dividend payments, if any.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash distributions and other transfers from our subsidiaries to meet our obligations and to make future dividend payments, if any. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, the agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could impair their ability to make distributions to us.

Risks Related to Government Regulation

Our business is subject to various laws and regulations and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect our business.

Our business is subject to numerous and frequently changing federal, state and local laws and regulations. We routinely incur significant costs in complying with these regulations. The complexity of the regulatory environment in which we operate and the related cost of compliance are increasing due to additional legal and regulatory requirements, our expanding operation and increased enforcement efforts. Further, uncertainties exist regarding the future application of certain of these legal requirements to our business. New or existing laws, regulations and policies, liabilities arising thereunder and the related interpretations and enforcement practices, particularly those dealing with environmental protection and compliance, taxation, zoning and land use, workplace safety, public health, recurring debit and credit card charges, information security, consumer protection, and privacy and labor and employment, among others, or changes in existing laws, regulations, policies and the related interpretations and enforcement practices, particularly those governing the sale of products and consumer protection, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. For example, we have had to comply with recent new laws in some of the states in which we operate regarding recycling, waste, minimum wages, and sick time. In addition, we are subject to environmental laws pursuant to which we could be strictly liable for any contamination at our current or former locations, or at third-party waste disposal sites, regardless of our knowledge of or responsibility for such contamination.

Our locations are subject to certain environmental laws and regulations.

Our current and former car wash operations, motor fuel dispensing, and quick lube businesses are governed by federal, state and local laws and regulations, including environmental regulations. Certain business activities involve the handling, storage, transportation, import/export, recycling, or disposing of various new and used products and generate solid and hazardous wastes. These business activities are subject to stringent federal, regional, state and local laws, by-laws and regulations governing the storage and disposal of these products and wastes, the release of materials into the environment or otherwise relating to environmental protection.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, (“CERCLA”) and analogous state laws impose strict, joint and several liability, without regard to fault, on the owner and operator as well as former owners and operators of properties where a hazardous substance has been released into the environment, including liabilities for the costs of investigation, removal or remediation of contamination and any related damages to natural resources.

Under CERCLA and similar state laws, as persons who arrange for the transportation, treatment or disposal of hazardous substances, we also may be subject to similar liability at sites where such hazardous substances may be released. We may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of our current properties or at off-site locations where such hazardous substances have been taken for treatment or disposal. In the course of our operations, we may generate some amounts of material that may be regulated as hazardous substances.

We may generate some amounts of ordinary industrial wastes that may be regulated as hazardous wastes under the federal Resource Conservation and Recovery Act, as amended (“RCRA”). RCRA and comparable state statutes regulate the generation, transportation, treatment, storage and disposal of solid wastes, which includes hazardous and certain non-hazardous wastes. Pursuant to rules issued by the U.S. Environmental Protection Agency (“EPA”), the individual states often administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

The Federal Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and other releases of petroleum hydrocarbons, hazardous substances and wastes, into regulated Waters of the United States and similarly regulated state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws may require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

Pursuant to these laws and regulations, or future changes thereto, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans in connection with on-site storage of significant quantities of motor fuel.

These laws and regulations may impose numerous obligations upon our locations’ operations, including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to store and how to handle new products and to manage or dispose of used products and wastes, the incurrence of capital expenditures to limit or prevent releases of such material, the imposition of substantial liabilities for pollution resulting from our locations’ operations, and costs associated with workers’ compensation and similar health claims from employees.

Environmental laws and regulations have generally imposed further restrictions on our operations over time, which may result in significant additional costs to our business. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial and corrective action obligations, and the issuance of injunctions limiting or preventing operation of our locations. Any adverse environmental impact on our locations, including, without limitation, the imposition of a penalty or injunction, or increased claims from employees, could materially and adversely affect our business and the results of our operations.

Environmental laws also impose liability for damages from and the costs of investigating and cleaning up sites of spills, disposals or other releases of hazardous materials. Such liability may be imposed, jointly and severally, on the current or former owners or operators of properties or parties that sent wastes to third-party disposal facilities, in each case without regard to fault or whether such persons knew of or caused the release. Moreover, neighboring landowners and other third parties may file claims for nuisance (including complaints involving noise and light), personal injury and property or natural resource damage allegedly caused by our operations and the release of petroleum hydrocarbons, hazardous substances or wastes into the environment. Although we are not presently aware of any such material liability related to our current or former locations or business operations, such liability could arise in the future and could materially and adversely affect our business and the results of our operations.

The transportation, distribution and storage of motor fuels (diesel fuel and gasoline) and other chemicals are subject to environmental protection and operational safety laws and regulations that may expose us to significant costs and liabilities, which could have a material and adverse effect on our business.

The transportation of motor fuels such as gasoline and diesel by third-party transporters, the transportation of other chemicals by the Company, as well as the associated storage of motor fuels and other chemicals at our current and past locations is subject to various federal, state and local environmental laws and regulations, including those relating to ownership and operation of underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to regulated materials, and the health and safety of employees dedicated to these transportation and storage activities. These laws and regulations may impose numerous obligations that are applicable to the transportation and storage of motor fuels and other chemicals and other related activities, including acquisition of, or applications for, permits, licenses, or other approvals before conducting regulated activities; restrictions on the types, quantities and concentration of materials that may be released into the environment; requiring capital expenditures to comply with pollution control requirements; and imposition of substantial liabilities for pollution or non-compliance resulting from these activities.

Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits, licenses and approvals issued under them, which can often require difficult and costly actions. Failure to comply with these existing laws and regulations or any newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties or other sanctions, the imposition of investigative, remedial or corrective action obligations and the issuance of orders enjoining future operations in particular areas or imposing additional compliance requirements on such operations. Moreover, environmental regulations are becoming more restrictive with limitations on activities that may adversely affect the environment, and which may result in increased costs of compliance.

Where releases of motor fuels, chemicals or other substances or wastes have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet applicable clean-up standards. Certain environmental laws impose strict, joint and several liability for costs required to clean-up and restore sites where motor fuels, chemicals or other waste products have been disposed or otherwise released. The costs associated with the investigation and remediation of contamination, as well as any associated third-party claims for damages or to impose corrective action obligations, could be substantial and could have a material adverse effect on us. We could also be held liable for the costs and other liabilities of clean-up and restoration of contamination as well as possible third-party claims at our locations, which could have a material adverse effect.

Government regulations, weather conditions and natural hazards may affect the availability of water supplies for use at our car wash centers.

Our ability to meet the existing and future water demands at our car wash centers depends on adequate supplies of water. Generally our car wash centers use water from local public and/or private water agencies and in some instances through onsite groundwater wells. Our sources of water generally include rivers, lakes, streams and groundwater aquifers. As such, we typically do not own the water that we use in our operations.

Climate change, drought, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. Climate change and seasonal drought conditions may impact our access to water supplies, and drought conditions currently exist in several areas of the United States. Governmental restrictions on water use may also result in decreased access to water supplies, which may adversely affect our financial condition and results of operations. Water service interruptions due to severe weather events are also possible. These include winter storms and freezing conditions in colder climate locations, high wind conditions in areas known to experience tornados, earthquakes in areas known to experience seismic activity, high water conditions in areas located in or near designated flood plains, hurricanes and severe electrical storms also have the potential to impact our access to water.

Any interruption in our ability to access water could materially and adversely affect our financial condition and results of operations. Furthermore, losses from business interruptions or damage to our facilities might not be covered by our insurance policies and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

Risks Related to Intellectual Property, Information Technology and Data Privacy

We are subject to data security and privacy risks that could negatively impact our results of operations or reputation.

We collect, process, transmit and store personal, sensitive and confidential information, including our proprietary business information and that of consumers (including users of our locations) and team members and suppliers. The secure processing, maintenance and transmission of this information is critical to our operations. Consumers, team members and suppliers have a high expectation that we will adequately protect their information, including personal information, from cyber-attack or other security breaches, and may have claims against us if we are unable to do so. We may also have exposure to regulatory investigation and other compliance risks in the event of a cyber-attack or other security breach.

Our systems and those of our third-party service providers and business partners may be vulnerable to security breaches, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. We have been subject to cyber-attacks and attempts in the past and may continue to be subject to such attacks in the future. Though no such incident to date has had a material impact on our business, we cannot guarantee that we will not experience material or adverse effects from any future incident. If unauthorized parties gain access to our networks or databases, or those of our third-party service providers or business partners, they may be able to access, publish, delete, use inappropriately or modify our own or third-party personal, sensitive or confidential information, including credit card information and personal identification information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in the unauthorized release of personal, sensitive or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations. Any such breach, attack, virus or other event could result in costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, government enforcement actions, civil or criminal penalties, fines, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could materially and adversely affect our brand, business, results of operations and financial condition. These losses may not be adequately covered by insurance or other contractual rights available to us.

In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements across our business. Various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which, among other things, requires additional disclosures to California consumers, affords such consumers additional abilities to opt out of certain sales of personal information and creates a potentially severe statutory damages framework for violations, which took effect on January 1, 2020. Further, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, or the CPRA, which amends and expands the CCPA with additional data privacy compliance requirements that may adversely impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. The effects, and penalties for violations, of the CCPA and the CPRA are potentially significant, and may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Further, our operations are subject to the Telephone Consumer Protection Act (the “TCPA”), and we have received in the past, and may receive in the future, claims alleging violations by us of the same. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity and liability. As privacy and information security laws and regulations change, we may incur additional compliance costs.

Further, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard, or the PCI Standard, issued by the Payment Card Industry Security Standards Council, with respect to payment card information. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment related systems could have a material adverse effect on our business, results of operations and financial condition. If there are amendments to the PCI Standard, the cost of recompliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result. If we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our retail operations.

As a general matter, compliance with laws, regulations and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, materially and adversely affect our ability to acquire customers and otherwise materially and adversely affect our business, results of operations and financial condition.

We may be unable to adequately protect, and we may incur significant costs in enforcing or defending, our intellectual property and other proprietary rights.

Our success depends in part on our brand image and our ability to enforce and defend our intellectual property and other proprietary rights and differentiate ourselves from our competitors. We rely upon a combination of trademark, patent, trade secret, copyright, and unfair competition laws, and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our management-level employees and consultants to enter into confidentiality and assignment of inventions agreements. We cannot assure you that the steps we take to protect our intellectual property and other proprietary rights will be adequate to prevent the infringement or other violation of such rights by others, including the imitation and misappropriation of our brand, which could damage our brand identity and the goodwill we have created, causing sales to decline. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property or the intellectual property of our third-party licensors, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, which is expensive (and could exceed applicable insurance coverage), could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain sufficient rights to use third-party intellectual property could harm our business and ability to compete.

We may be subject to infringement claims.

Although we believe that our services and operations do not infringe upon or otherwise violate the proprietary rights of third parties, we cannot guarantee that we do not, and will not in the future, infringe or otherwise violate the proprietary rights of third parties. Third parties have in the past, and may in the future, assert infringement or other intellectual property violation claims against us with respect to future products, services or operations. Any claim from a third party may result in a limitation on our ability to use our intellectual property. Even if we believe that intellectual property related claims are without merit, defending against such claims is time consuming and expensive and could result in the diversion of the time and attention of our management and employees. Claims of intellectual property infringement are inherently uncertain, and might require us to redesign affected services, enter into costly settlement or license agreements, pay costly damage awards for which we may not have insurance, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstances, may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be materially and adversely affected.

Risks Related to Ownership of Our Common Stock

Because LGP owns a significant percentage of our common stock, it may control all major corporate decisions and its interests may conflict with your interests as an owner of our common stock and our interests.

We are controlled by LGP, which currently owns approximately 78% of our common stock. Accordingly, LGP currently controls the election of our directors and could exercise a controlling interest over our business, affairs and policies, including the appointment of our management and the entering into of business combinations or dispositions and other corporate transactions. Pursuant to the Stockholders Agreement, LGP will be entitled to designate individuals to be included in the slate of nominees recommended by our board of directors (the "Board") for election to our Board. So long as LGP owns, in the aggregate, (i) at least 40% of the total outstanding shares of our common stock owned by it immediately following the consummation of our IPO (including the sale of any shares pursuant to the underwriters’ option to purchase additional shares), LGP will be entitled to nominate four directors, (ii) less than 40% but at least 30% of the total outstanding shares of our common stock owned by it immediately following our IPO (including the sale of any shares pursuant to the underwriters’ option to purchase additional shares), it will be entitled to nominate three directors, (iii) less than 30%, but at least 20% of the total outstanding shares of our common stock owned by it immediately following our IPO (including the sale of any shares pursuant to the underwriters’ option to purchase additional shares), it will be entitled to nominate two directors, (iv) less than 20%, but at least 10% of the total outstanding shares of our common stock owned by it immediately following our IPO (including the sale of any shares pursuant to the underwriters’ option to purchase additional shares), it will be entitled to nominate one director and (v) less than 10% of the total outstanding shares of our common stock owned by it immediately following our IPO (including the sale of any shares pursuant to the underwriters’ option to purchase additional shares), it will not be entitled to nominate a director. The directors LGP elects have the authority to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders. Even if LGP were to own or control less than a majority of our total outstanding shares of common stock, it will be able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of common stock.

LGP may have interests that are different from our other stockholders and may vote in a way with which our other stockholders disagree and that may be adverse to their respective interests. In addition, LGP’s concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

Additionally, LGP is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or supply us with goods and services. LGP may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Stockholders should consider that the interests of LGP may differ from their interests in material respects.

Our amended and restated certificate of incorporation could prevent us from benefiting from corporate opportunities that might otherwise have been available to us.

Our amended and restated certificate of incorporation will, to the maximum extent permitted from time to time by Delaware law, renounce any interest or expectancy that we have in, or right to be offered an opportunity to participate in, specified business opportunities that are from time to time presented to our officers, directors or stockholders or their respective affiliates, other than those officers, directors, stockholders or affiliates who are our or our subsidiaries’ employees. Our amended and restated certificate of incorporation will provide that, to the fullest extent permitted by law, none of LGP or any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us or our affiliates. In addition, to the fullest extent permitted by law, in the event that LGP or any non-employee director acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for itself or himself or its or his affiliates or for us or our affiliates, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and they may take any such opportunity for themselves or offer it to another person or entity. Our amended and restated certificate of incorporation will not renounce our interest in any business opportunity that is expressly offered to a non-employee director solely in his or her capacity as a director or officer of the Company. To the fullest extent permitted by law, no business opportunity will be deemed to be a potential corporate opportunity for us unless we would be permitted to undertake the opportunity under our amended and restated certificate of incorporation, we have sufficient financial resources to undertake the opportunity and the opportunity would be in line with our business.

As a result of these provisions in our amended and restated certificate of incorporation, we may not receive the benefit from certain corporate opportunities, such as an acquisition target or other extraordinary transaction, that might have otherwise been available to us and potentially beneficial to our business.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Substantially all of our existing stockholders entered into lock-up agreements with the underwriters of our IPO to restrict the stockholders’ ability to transfer shares of our common stock for 120 days from June 24, 2021, in the case of LGP and our other institutional investors, and 180 days from June 24, 2021, in the case of our management and other stockholders, in each case subject to certain exceptions. On July 26, 2021, BofA Securities, Inc. and Morgan Stanley & Co. LLC, as representatives of all of the underwriters in our IPO, waived the lock-up restriction with respect to up to 6,546,806 shares of our common stock held by certain of our officers. The waiver for the shares held by certain of our officers was conditioned on LGP and certain other institutional investors qualifying to sell shares of our common stock upon satisfaction of the trading price requirements in the lock-up agreements of LGP and the other institutional investors, which trading pricing requirements have been satisfied, and extends only to the same proportion of shares of common stock actually sold by LGP and the other institutional investors during the term of the lock-up agreement. The underwriters in our IPO also waived the lock-up restriction with respect to an additional 1,823,542 shares of our common stock held by certain other of our current and former employees, effective no earlier than August 15, 2021. Sales of a substantial number of such shares upon these waivers, any future waivers or expiration of the lock-up agreements, or the perception that such sales may occur, could have a material and adverse effect on the trading price of our common stock.

Moreover, holders of approximately 83% of our outstanding common stock as of the date of this Quarterly Report on Form 10-Q have rights, subject to certain conditions such as the lock-up arrangement described above, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. A registration statement covering such shares has been filed and has been declared effective. Any sales of securities by these stockholders could have a material and adverse effect on the trading price of our common stock.

We are a “controlled company” within the meaning of New York Stock Exchange rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.

For so long as LGP continues to control a majority of our outstanding common stock, we will be a “controlled company” within the meaning of New York Stock Exchange corporate governance standards. A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of New York Stock Exchange rules and may elect not to comply with certain corporate governance requirements of The New York Stock Exchange, including:

•	the requirement that a majority of our Board consist of independent directors;

•

the requirement that we have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We rely on certain of the exemptions listed above, and we will not have a compensation committee that consists entirely of independent directors. We may also elect to rely on additional exemptions for so long as we remain a “controlled company.” As a result, in the future our Board and those committees may have more directors who do not meet New York Stock Exchange independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The New York Stock Exchange.

We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups ("JOBS") Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.

We may remain an “emerging growth company” until as late as December 31, 2026, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.07 billion in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three-year period. If some investors find our common stock less attractive as a result of us utilizing some or all of these exemptions or forms of relief, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders, and may prevent attempts by our shareholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law ("DGCL"), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•	establishing a classified Board such that not all members of the board are elected at one time;

•

allowing the total number of directors to be determined exclusively (subject to the rights of holders of any series of preferred stock to elect additional directors) by resolution of our Board and granting to our board the sole power (subject to the rights of holders of any series of preferred stock or rights granted pursuant to the Stockholders’ Agreement) to fill any vacancy on the board;

•

providing that our stockholders may remove members of our Board only for cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of our then-outstanding stock, following such time as LGP ceases to beneficially own, in the aggregate, at least 50% of the voting power of our common stock;

•	authorizing the issuance of “blank check” preferred stock by our Board, without further stockholder approval, to thwart a takeover attempt;

•

prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders), if LGP ceases to beneficially own, in the aggregate, at least 50% of the voting power of our common stock;

•

eliminating the ability of stockholders to call a special meeting of stockholders, except for LGP for so long as LGP beneficially owns, in the aggregate, at least 50% of the voting power of our common stock;

•	establishing advance notice requirements for nominations for election to the Boards or for proposing matters that can be acted upon at annual stockholder meetings; and

•

requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our certificate of incorporation or bylaws if LGP ceases to beneficially own, in the aggregate, at least 50% of the voting power of our common stock.

These provisions could discourage, delay or prevent a transaction involving a change in control. They could also discourage proxy contests and make it more difficult for other stockholders to elect directors of their choosing and cause us to take corporate actions other than those you desire.

Our amended and restated certificate of incorporation will provide that the Court of Chancery of the State of Delaware or federal district courts of the United States will be the sole and exclusive forum for certain types of lawsuits, which could limit our shareholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws will require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our shareholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or the amended and restated certificate of incorporation or the proposed bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware (or the federal district court for the District of Delaware or other state courts of the State of Delaware if the Court of Chancery in the State of Delaware does not have jurisdiction). The amended and restated certificate of incorporation and amended and restated bylaws will also require that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers. These provisions would not apply to any suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our existing First Lien Term Loan and Revolving Commitment restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

General Risks

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material and adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors purchasing shares.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial conditions and results of operations;

•

failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in our Board or management;

•	sales of large blocks of our common stock, including sales by our affiliates;

•	lawsuits threatened or filed against us;

•	anticipated or actual changes in laws, regulations or government policies applicable to our business;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the United States; and

•	other events or factors, including those resulting from war, pandemics (including COVID-19), incidents of terrorism or responses to these events.

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition and results of operations.

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about our company and our industry. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of our company, we could lose visibility in the market. In addition, one or more of these analysts could downgrade our common stock or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On June 29, 2021, we completed our IPO in which we sold 31,250,000 shares of common stock and the selling stockholders sold 11,875,000 shares of common stock (which includes 5,625,000 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at an initial public offering price of $15.00 per share. The shares offered and sold in the initial public offering were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-256697), as amended, which was declared effective by the SEC on June 24, 2021. The offering did not terminate until after the sale of all shares of common stock registered on the registration statement. The aggregate offering price for the shares registered and sold by us was approximately $468.8 million, and the aggregate offering price for the shares registered and sold by the settling stockholders was approximately $178.1 million. The underwriters of the offering were led by BofA Securities, Inc., Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Jefferies LLC.

The IPO generated net proceeds to us of approximately $439.6 million after deducting approximately $24.6 million in underwriting discounts and commissions and approximately $4.6 million in other offering expenses. We did not receive any proceeds from the sale of shares of common stock in the offering by the selling stockholders. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the use of proceeds from our IPO as described in the Prospectus, and we used $248.7 million of the net proceeds from the IPO to extinguish all outstanding borrowings under the Second Lien Term Loan and related fees and accrued interest and $190.4 million of the net proceeds to pay down outstanding principal under the First Lien Term Loan. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have used all of the net proceeds from the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (filed with the SEC as Exhibit 3.1 to the Company's Form 8-K filed on July 2, 2021 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of the Company (filed with the SEC as Exhibit 3.2 to the Company's Form 8-K filed on July 2, 2021 and incorporated herein by reference)
10.1

Amended and Restated Stockholders Agreement, dated June 29, 2021, among the Company and certain of its shareholders (filed with the SEC as Exhibit 10.1 to the Company's Form 8-K filed on July 2, 2021 and incorporated herein by reference)

10.2

Second Amendment to the First Lien Term Loan Agreement, dated June 4, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein (filed with the SEC as Exhibit 10.1(b) to the Company's Form S-1/A filed on June 17, 2021 and incorporated herein by reference)

10.3	Mister Car Wash, Inc. 2021 Incentive Award Plan (filed with the SEC as Exhibit 10.4 to the Company's Form S-1/A filed on June 17, 2021 and incorporated herein by reference)
10.4

Form of Option Agreement under the Mister Car Wash, Inc. 2021 Incentive Award Plan (filed with the SEC as Exhibit 10.10 to the Company's Form S-1/A filed on June 17, 2021 and incorporated herein by reference)

10.5

Form of RSU Agreement under the Mister Car Wash, Inc. 2021 Incentive Award Plan (filed with the SEC as Exhibit 10.11 to the Company's Form S-1/A filed on June 17, 2021 and incorporated herein by reference)

10.6	Mister Car Wash, Inc. 2021 Employee Stock Purchase Plan (filed with the SEC as Exhibit 10.12 to the Company's Form S-1/A filed on June 17, 2021 and incorporated herein by reference)
10.7	Mister Cash Wash, Inc. Executive Severance Plan (filed with the SEC as Exhibit 10.13 to the Company's Form S-1/A filed on June 17, 2021 and incorporated herein by reference)
10.8	Non-Employee Director Compensation Policy (filed with the SEC as Exhibit 10.5 to the Company's Form S-1/A filed on June 17, 2021 and incorporated herein by reference)
10.9	Form of Indemnification Agreement (filed with the SEC as Exhibit 10.6 to the Company's Form S-1/A filed on June 17, 2021 and incorporated herein by reference)
10.10*	Employment Agreement with John Lai, dated June 29, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mister Car Wash, Inc.

Date: August 13, 2021	By:	/s/ John Lai
John Lai
Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial Officer)