Form 10-Q
period 2021-09-30
Mister Car Wash, Inc.
filed 2021-11-15
CIK 1853513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40542

Mister Car Wash, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1393909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 E. 5th Street Tucson, Arizona	85705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 615-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	MCW	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2021, the registrant had 297,341,227 shares of common stock, $0.01 par value per share, outstanding.

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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report on Form 10-Q in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item IA. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (the “Second Quarter 10-Q”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Furthermore, the potential impact of the pandemic related to COVID-19 and variants thereof on our business operations and financial results and on the world economy as a whole may heighten the risks and uncertainties that affect our forward-looking statements described above. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mister Car Wash, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(Unaudited)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$162,232	$114,647
Restricted cash	272	3,227
Accounts receivable, net	8,986	4,613
Inventory	5,633	6,415
Prepaid expenses and other current assets	12,879	6,068
Total current assets	190,002	134,970

Property and equipment, net	300,676	263,034
Operating lease right of use assets, net	699,274	681,538
Other intangible assets, net	124,522	127,019
Goodwill	759,770	737,415
Other assets	5,328	4,477
Total assets	$2,079,572	$1,948,453

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,716	$24,374
Accrued payroll and related expenses	19,943	11,424
Other accrued expenses	18,799	20,264
Current maturities of debt	8,400	8,400
Current maturities of operating lease liability	36,218	33,485
Current maturities of finance lease liability	542	495
Deferred revenue	26,195	24,505
Total current liabilities	136,813	122,947

Long-term portion of debt, net	601,723	1,054,820
Operating lease liability	700,548	685,479
Financing lease liability	15,507	15,917
Long-term deferred tax liability	12,571	46,082
Other long-term liabilities	4,222	6,558
Total liabilities	1,471,384	1,931,803

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 296,794,199 and 261,907,622 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	2,975	2,622
Additional paid-in capital	740,657	91,523
Accumulated other comprehensive loss	(716)	(1,117)
Accumulated deficit	(134,728)	(76,378)
Total stockholders’ equity	608,188	16,650
Total liabilities and stockholders’ equity	$2,079,572	$1,948,453

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net	$194,310	$155,796	$566,898	$412,904
Cost of labor and chemicals	63,438	50,245	203,051	141,874
Other store operating expenses	68,435	56,127	194,889	164,352
General and administrative	22,166	10,476	226,015	37,069
Loss (gain) on sale of assets	748	(4,283)	(5,559)	(3,773)
Total costs and expenses	154,787	112,565	618,396	339,522
Operating income (loss)	39,523	43,231	(51,498)	73,382

Other expense:
Interest expense, net	5,717	15,917	33,416	49,341
Loss on extinguishment of debt	-	-	3,183	1,918
Total other expense	5,717	15,917	36,599	51,259
Income (loss) before taxes	33,806	27,314	(88,097)	22,123
Income tax provision (benefit)	6,440	7,445	(29,747)	2,148
Net income (loss)	$27,366	$19,869	$(58,350)	$19,975

Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate swap	54	(288)	401	(1,189)
Total comprehensive income (loss)	$27,420	$19,581	$(57,949)	$18,786

Net income (loss) per share:
Basic	$0.09	$0.08	$(0.21)	$0.08
Diluted	$0.08	$0.07	$(0.21)	$0.07
Weighted-average common shares outstanding:
Basic	296,360,660	261,863,586	274,387,532	261,784,795
Diluted	327,320,169	274,111,695	274,387,532	273,994,569

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2020	261,907,622	$2,622	$91,523	$(1,117)	$(76,378)	$16,650
Stock-based compensation expense	-	-	310	-	-	310
Exercise of stock options	688,430	7	260	-	-	267
Shares repurchased	(180,681)	-	(534)	-	-	(534)
Gain on interest rate swap	-	-	-	319	-	319
Net income	-	-	-	-	24,584	24,584
Balance as of March 31, 2021	262,415,371	$2,629	$91,559	$(798)	$(51,794)	$41,596
Issuance of common stock pursuant to initial public offering, net of issuance costs of $29,194	31,250,000	313	439,243	-	-	439,556
Stock-based compensation expense	-	-	203,231	-	-	203,231
Vesting of restricted stock units	7,680	-	-	-	-	-
Exercise of stock options	2,516,784	25	1,597	-	-	1,622
Shares repurchased	(127,357)	-	(1,716)	-	-	(1,716)
Gain on interest rate swap	-	-	-	28	-	28
Net loss	-	-	-	-	(110,300)	(110,300)
Balance as of June 30, 2021	296,062,478	$2,967	$733,914	$(770)	$(162,094)	$574,017
Stock-based compensation expense	-	-	6,751	-	-	6,751
Exercise of stock options	757,887	8	502	-	-	510
Shares repurchased	(26,166)	-	(510)	-	-	(510)
Gain on interest rate swap	-	-	-	54	-	54
Net income	-	-	-	-	27,366	27,366
Balance as of September 30, 2021	296,794,199	$2,975	$740,657	$(716)	$(134,728)	$608,188

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2019	261,749,196	$2,620	$90,358	$-	$(156,580)	$(63,602)
Adoption of new accounting standards, net of tax	-	-	-	-	19,798	19,798
Stock-based compensation expense	-	-	387	-	-	387
Shares repurchased	(4,624)	-	(324)	-	-	(324)
Net income	-	-	-	-	8,860	8,860
Balance as of March 31, 2020	261,744,572	$2,620	$90,421	$-	$(127,922)	$(34,881)
Stock-based compensation expense	-	-	398	-	-	398
Shares repurchased	(2,400)	-	(5)	-	-	(5)
Loss on interest rate swap	-	-	-	(901)	-	(901)
Net loss	-	-	-	-	(8,754)	(8,754)
Balance as of June 30, 2020	261,742,172	$2,620	$90,814	$(901)	$(136,676)	$(44,143)
Stock-based compensation expense	-	-	402	-	-	402
Exercise of stock options	162,378	1	19	-	-	20
Shares repurchased	(14,400)	-	(33)	-	-	(33)
Loss on interest rate swap	-	-	-	(288)	-	(288)
Net income	-	-	-	-	19,869	19,869
Balance as of September 30, 2020	261,890,150	$2,621	$91,202	$(1,189)	$(116,807)	$(24,173)

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(58,350)	$19,975
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	36,530	33,504
Stock-based compensation expense	210,292	1,187
(Gain) loss on disposal of property and equipment	(5,559)	(3,773)
Loss on extinguishment of debt	3,183	1,918
Amortization of deferred financing costs	898	1,241
Non-cash lease expense	26,535	25,376
Deferred income tax	(33,247)	10,913
Changes in assets and liabilities:
Accounts receivable	(4,374)	(331)
Inventory	850	689
Prepaid expenses and other current assets	(6,812)	(183)
Accounts payable	4,025	(3,707)
Accrued expenses	6,874	11,882
Deferred revenue	1,531	1,163
Operating lease liability	(26,468)	(21,684)
Other noncurrent assets and liabilities	(2,599)	(251)
Net cash provided by operating activities	$153,309	$77,919

Cash flows from investing activities:
Purchases of property and equipment	(86,330)	(41,504)
Acquisition of car wash operations, net of cash acquired	(55,072)	(21,958)
Proceeds from sale of property and equipment	50,944	12,356
Net cash used in investing activities	$(90,458)	$(51,106)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to initial public offering	468,750	-
Proceeds from exercise of stock options	121	40
Payments for repurchases of common stock	(308)	(381)
Proceeds from secondary offering for employee tax withholdings	20,859	-
Tax withholdings paid on behalf of employees for secondary offering	(20,859)	-
Proceeds from debt borrowings	-	45,625
Proceeds from revolving line of credit	-	111,681
Payments on debt borrowings	(456,972)	(6,300)
Payments on revolving line of credit	-	(125,681)
Payments of debt extinguishment costs	(28)	-
Payments of deferred financing costs	(226)	-
Principal payments on finance lease obligations	(364)	(106)
Payments of issuance costs pursuant to initial public offering	(29,194)	-
Net cash (used in) provided by financing activities	$(18,221)	$24,878

Net change in cash and cash equivalents, and restricted cash during period	44,630	51,691
Cash and cash equivalents, and restricted cash at beginning of period	117,874	6,705
Cash and cash equivalents, and restricted cash at end of period	$162,504	$58,396

Supplemental disclosure of cash flow information:
Cash paid for interest	$33,134	$34,412
Cash paid for income taxes	$8,029	$-

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$14,817	$15,588

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

1. Nature of Business

Mister Car Wash, Inc., together with its subsidiaries (collectively, the "Company"), is a Delaware corporation based in Tucson, Arizona and a leading provider of conveyorized car wash services. The Company operates two location formats: Express Exterior Locations, which offer express exterior cleaning services, and Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services. As of December 31, 2020, the Company closed or sold all of its quick lube facilities. As of September 30, 2021, the Company operated 360 car washes in 21 states.

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

Initial Public Offering

In June 2021, the Company completed its initial public offering (“IPO”) of 43,125,000 shares of common stock at a public offering price of $15.00 per share. The Company sold 31,250,000 shares of common stock and the selling stockholders identified in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-256697), filed with the SEC pursuant to Rule 424(b)(4) on June 28, 2021 (the “Prospectus”), sold an aggregate amount of 11,875,000 shares of common stock, which selling stockholder amount included the underwriters' option to purchase up to an additional 5,625,000 shares of common stock. The Company received gross proceeds of approximately $468,750 before deducting underwriting discounts, commissions and offering related issuance costs; the Company did not receive any proceeds from the sale of shares by the selling stockholders. The unaudited condensed consolidated financial statements as of September 30, 2021, including share and per share amounts, include the effects of the IPO.

Secondary Public Offering

In August 2021, the Company completed a secondary public offering of 12,000,000 shares of common stock sold by the selling stockholders identified in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-258186), filed with the SEC pursuant to Rule 424(b)(5) on August 24, 2021. The Company did not receive any proceeds from the sale of shares by the selling stockholders, and the Company incurred $498 of expenses in connection with the secondary public offering, which were recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Prospectus.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2021, consolidated results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, and consolidated cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2021.

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

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $99 and $197 as of September 30, 2021 and December 31, 2020, respectively. The activity in the allowance for doubtful accounts was immaterial for the three and nine months ended September 30, 2021 and 2020.

Inventory

Inventory for the periods presented is as follows:

	As of
	September 30, 2021	December 31, 2020
Chemical washing solutions	$5,708	$6,490
Other	33	52
Total inventory, gross	5,741	6,542
Reserve for obsolescence	(108)	(127)
Total inventory, net	$5,633	$6,415

The activity in the reserve for obsolescence was immaterial for the three and nine months ended September 30, 2021 and 2020.

Revenue Recognition

The following table summarizes the composition of the Company’s revenue, net for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Recognized over time	$127,825	$92,870	$358,456	$237,412
Recognized at a point in time	66,026	55,377	206,087	154,022
Other revenue	459	7,549	2,355	21,470
Revenue, net	$194,310	$155,796	$566,898	$412,904

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding for the period and includes the dilutive impact of potential new shares issuable upon vesting and exercise of stock options, vesting of restricted stock units, and stock purchase rights granted under an employee stock purchase plan. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. Reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share calculations for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$27,366	$19,869	$(58,350)	$19,975

Denominator:
Weighted-average common shares outstanding - basic	296,360,660	261,863,586	274,387,532	261,784,795
Effect of potentially dilutive securities:
Stock options	30,251,223	12,248,109	-	12,209,774
Restricted stock units	652,019	-	-	-
Employee stock purchase plan	56,267	-	-	-
Weighted-average common shares outstanding - diluted	327,320,169	274,111,695	274,387,532	273,994,569

Net income (loss) per share - basic	$0.09	$0.08	$(0.21)	$0.08
Net income (loss) per share - diluted	$0.08	$0.07	$(0.21)	$0.07

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	2,086,437	2,020,079	33,773,922	1,951,043
Restricted stock units	-	-	1,592,524	-
Employee stock purchase plan	-	-	244,751	-

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity financings, including the IPO, until such financings are consummated. After consummation of an equity financing, these costs are then recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs would be immediately written off to operating expenses. Upon the closing of the IPO in June 2021, all deferred offering costs in the accompanying unaudited condensed consolidated balance sheets were reclassified from prepaid expenses and other current assets and recorded against the IPO proceeds as a reduction to additional paid-in capital. As of September 30, 2020, there were no deferred offering costs capitalized.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which simplifies the accounting for income taxes by removing a variety of exceptions within the framework of ASC 740. The Company early adopted ASU No. 2019-12 on April 1, 2021 and the amendments applicable to the Company were applied prospectively. The adoption of this standard impacted the income tax benefit realized by the Company in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021, and the current tax liability and net deferred tax liability recorded in other accrued expenses and long-term deferred tax liability, respectively, in the unaudited condensed consolidated balance sheet as of September 30, 2021.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	September 30, 2021	December 31, 2020
Land	$29,729	$28,316
Buildings and improvements	70,757	55,250
Finance leases	16,497	16,497
Leasehold improvements	88,567	83,561
Vehicles and equipment	168,620	143,435
Furniture, fixtures and equipment	72,354	61,350
Construction in progress	23,256	13,187
Property and equipment, gross	469,780	401,596
Less: accumulated depreciation	(168,053)	(138,238)
Less: accumulated depreciation - finance leases	(1,051)	(324)
Property and equipment, net	$300,676	$263,034

For the three months ended September 30, 2021 and 2020, depreciation expense was $11,388 and $9,654, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expense was $31,596 and $28,197, respectively.

For the three months ended September 30, 2021 and 2020, amortization expense on finance leases was $242 and $51, respectively. For the nine months ended September 30, 2021 and 2020, amortization expense on finance leases was $727 and $94, respectively.

4. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and Trademarks	$107,000	$-	$107,000	$-
CPC Unity System	42,900	30,519	42,900	27,301
Customer relationships	8,800	7,530	7,600	7,376
Covenants not to compete	7,565	3,694	7,515	3,319
	$166,265	$41,743	$165,015	$37,996

For the three months ended September 30, 2021 and 2020, amortization expense associated with the Company’s finite-lived intangible assets was $1,350 and $1,702, respectively.

For the nine months ended September 30, 2021 and 2020, amortization expense associated with the Company’s finite-lived intangible assets was $4,207 and $5,213, respectively.

As of September 30, 2021, estimated future amortization expense was as follows:

Fiscal Year Ending:
2021 (remaining three months)	$1,479
2022	6,081
2023	5,602
2024	3,529
2025	364
Thereafter	467
Total estimated future amortization expense	$17,522

5. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	September 30, 2021	December 31, 2020
Balance at beginning of period	$737,415	$731,989
Current period acquisitions	23,248	21,467
Current period dispositions	-	(16,191)
Other provisional adjustments	(893)	150
Balance at end of period	$759,770	$737,415

6. Income Taxes

The effective income tax rates on continuing operations for the nine months ended September 30, 2021 and 2020 were 33.77% and 9.70%, respectively. In general, the effective tax rates differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible expenses such as those related to certain executive compensation, and other discrete tax benefits recorded during the period.

The year-to-date provision for income taxes for the nine months ended September 30, 2021 included taxes on earnings at an anticipated annual effective tax rate of 25.19% and a favorable tax impact of $58,433 related primarily to discrete tax benefits originating from stock option exercises and stock-based compensation expenses recorded in the three months ended June 30, 2021.

The year-to-date provision for income taxes for the nine months ended September 30, 2020 included taxes on earnings at an anticipated annual effective tax rate of 25.52% and a favorable tax impact of $3,503 related primarily to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted into law in March 2020.

The CARES Act permitted the Company to carry back federal net operating losses to earlier tax years where the highest federal statutory income tax rate was 35.00%, resulting in an increase in the tax benefit originally computed at 21.00% of the expected net operating loss carryforward.

For the nine months ended September 30, 2021 and 2020, the Company did not record any unrecognized tax benefits or interest and penalties related to any uncertain tax positions.

7. Debt

The Company’s long-term debt consisted of the following as of the periods presented:

	As of
	September 30, 2021	December 31, 2020
Credit agreement
First lien term loan	$613,301	$827,600
Less: debt issuance costs	(3,178)	(4,849)
Less: current maturities of debt	(8,400)	(8,400)
First lien term loan, net	601,723	814,352
Revolving commitment	-	-
Credit agreement, net	$601,723	$814,352

Second lien credit agreement
Second lien term loan	$-	$242,673
Less: debt issuance costs	-	(2,205)
Second lien credit agreement, net	$-	$240,468

Total long-term portion of debt, net	$601,723	$1,054,820

As of September 30, 2021, annual maturities of debt were as follows:

Fiscal Year Ending:
2021 (remaining three months)	$2,100
2022	8,400
2023	8,400
2024	8,400
2025	8,400
Thereafter	577,601
Total maturities of debt	$613,301

As of September 30, 2021 and December 31, 2020, unamortized deferred financing costs were $3,666 and $7,494, respectively, and accumulated amortization of deferred financing costs was $2,508 and $3,057, respectively.

For the three months ended September 30, 2021 and 2020, the amortization of deferred financing costs in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was approximately $200 and $414, respectively.

For the nine months ended September 30, 2021 and 2020, the amortization of deferred financing costs in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was approximately $898 and $1,241, respectively.

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

First Lien Term Loan

In February 2020, the Company entered into Amendment No. 1 to Amended and Restated First Lien Credit Agreement (“Amended First Lien Credit Agreement”) which amended and restated the Amended and Restated First Lien Credit Agreement entered into in May 2019 ("First Lien Credit Agreement"). The Amended First Lien Credit Agreement changed the interest rate spreads associated with the First Lien Credit Agreement where (i) the variable margin associated with the Base Rate interest rate plus a variable margin based on the Company’s First Lien Net Leverage Ratio changed from 2.25% to 2.50% to 2.00% to 2.25% and (ii) the variable margin associated with the Eurodollar Rate interest rate for one, two, three or six months plus a variable margin based on the Company’s First Lien Net Leverage Ratio changed from 3.25% to 3.50% to 3.00% to 3.25%. In connection with the Amended First Lien Credit Agreement, the Company expensed $1,918 of previously unamortized deferred financing costs as a loss on extinguishment of debt in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

In June 2021, the Company made a voluntary prepayment of $190,400 of outstanding principal under the First Lien Term Loan funded by the net proceeds from the IPO. In connection with the voluntary prepayment, the Company expensed $1,037 of previously unamortized deferred financing costs as a loss on extinguishment of debt in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

As of September 30, 2021 and December 31, 2020, the interest rate on the First Lien Term Loan was 3.08% and 3.40%, respectively.

The Amended First Lien Credit Agreement requires the Company to maintain compliance with a First Lien Net Leverage Ratio. As of September 30, 2021, the Company was in compliance with the First Lien Net Leverage Ratio financial covenant of the Amended First Lien Credit Agreement.

Revolving Commitment

In June 2021, the Company entered into Amendment No. 2 to Amended and Restated First Lien Credit Agreement that (i) increased the maximum available borrowing capacity under the Revolving Commitment from $75,000 to $150,000 and (ii) extended the maturity date of the Revolving Commitment to the earliest to occur of (a) June 4, 2026, (b) the date that is six months prior to the maturity date of the First Lien Term Loan (provided that clause (b) shall not apply if the maturity date for the First Lien Term Loan is extended to a date that is at least six months after June 4, 2026, the First Lien Term Loan is refinanced having a maturity date at least six months after June 4, 2026, or the First Lien Term Loan is paid in full), (c) the date that commitments under the Revolving Commitment are permanently reduced to zero, and (d) the date of the termination of the commitments under the Revolving Commitment. The increase to the maximum available borrowing capacity was effected on the close of the IPO in June 2021. In connection with the amendment, the Company expensed $87 of previously unamortized deferred financing costs as a loss on extinguishment of debt in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The maximum available borrowing capacity under the Revolving Commitment is reduced by outstanding letters of credit under the Revolving Commitment. As of September 30, 2021 and December 31, 2020, the available borrowing capacity under the Revolving Commitment was $149,694 and $74,531, respectively.

In addition, an unused commitment fee based on the Company’s First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of September 30, 2021 and December 31, 2020, the unused commitment fee was 0.25% and 0.50%, respectively.

Standby Letters of Credit

As of September 30, 2021, the Company has a letter of credit sublimit of $10,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $150,000 subsequent to the First Lien Credit Agreement. Any letter of credit issued under the Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2 to Amended and Restated First Lien Credit Agreement. Letters of credit under the Revolving Commitment reduce the maximum available borrowing capacity under the Revolving Commitment. As of September 30, 2021 and December 31, 2020, the amounts associated with outstanding letters of credit were $306 and $469, respectively, and unused letters of credit under the Revolving Commitment were $9,694 and $9,531, respectively.

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

In June 2021, the Company made a voluntary prepayment of all outstanding borrowings under the Second Lien Term Loan funded by the net proceeds from the IPO, which included outstanding principal of $242,673 and accrued interest expense of $6,050. In connection with this voluntary prepayment, the Company expensed $2,059 of previously unamortized deferred financing costs as a loss on extinguishment of debt in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

As of December 31, 2020 and through the date of extinguishment, the interest rate on the Second Lien Term Loan was 10.00%.

8. Fair Value Measurements

The following table presents financial liabilities which are measured at fair value on a recurring basis as of September 30, 2021:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$988	$-	$988	$-

The following table presents financial liabilities which are measured at fair value on a recurring basis as of December 31, 2020:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,488	$-	$1,488	$-

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

As of September 30, 2021 and December 31, 2020, the fair value of the Company’s First Lien Term Loan approximated its carrying value.

As of September 30, 2021 and December 31, 2020, there were no Level 3 financial assets or financial liabilities measured at fair value on a recurring basis.

During the three and nine months ended September 30, 2021 and 2020, there were no transfers between fair value measurement levels.

9. Interest Rate Swap

In May 2020, the Company entered into a pay-fixed, receive-floating interest rate swap (the “Swap”) to mitigate variability in forecasted interest payments on an amortizing notional of $550,000 of the Company’s variable-rate First Lien Term Loan. The Company designated the Swap as a cash flow hedge.

As of September 30, 2021, information pertaining to the Swap was as follows:

Notional Amount	Fair Value	Pay-Fixed	Receive-Floating	Maturity Date
$545,812	$988	0.308%	0.087%	October 20, 2022

As of September 30, 2021 and December 31, 2020, the current portion of the fair value of the Swap was $971 and $931, respectively, and is included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2021 and December 31, 2020, the long-term portion of the fair value of the Swap was $17 and $557, respectively, and is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

For the three months ended September 30, 2021 and 2020, amounts reported in other comprehensive income (loss) in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) are net of tax of $18 and $95, respectively.

For the nine months ended September 30, 2021 and 2020, amounts reported in other comprehensive income (loss) in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) are net of tax of $133 and $394, respectively.

10. Leases

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	September 30, 2021	December 31, 2020
Assets
Operating	Operating right of use assets, net	$699,274	$681,538
Finance	Property and equipment, net	15,446	16,173
Total lease assets		$714,720	$697,711

Liabilities
Current
Operating	Current maturities of operating lease liability	$36,218	$33,485
Finance	Current maturities of finance lease liability	542	495
Long-term
Operating	Operating lease liability	700,548	685,479
Finance	Financing lease liability	15,507	15,917
Total lease liabilities		$752,815	$735,376

Components of total lease cost, net, consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating lease expense(1)	$20,134	$19,706	$58,654	$58,745
Finance lease expense
Amortization of lease assets	242	50	727	81
Interest on lease liabilities	290	65	876	111
Short-term lease expense	23	11	42	34
Variable lease expense(2)	2,160	1,498	8,648	6,473
Total	$22,849	$21,330	$68,947	$65,444

(1) Operating lease expense includes an immaterial amount of sublease income and is included in other store operating expenses and general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

(2) Variable lease costs consist of property taxes, property insurance, and common area or other maintenance costs for the Company’s leases of buildings.

The following includes supplemental information for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating cash flows from operating leases	$20,490	$19,085	$59,831	$56,730
Operating cash flows from finance leases	$290	$65	$876	$111
Financing cash flows from finance leases	$124	$45	$364	$106

Operating lease liabilities arising from obtaining ROU assets	$12,251	$11,342	$44,271	$26,867
Finance lease liabilities arising from obtaining ROU assets	$-	$15,597	$-	$15,597

Weighted-average remaining operating lease term	14.55	14.94	14.55	14.94
Weighted-average remaining finance lease term	17.51	18.39	17.51	18.39

Weighted-average operating lease discount rate	6.45%	6.26%	6.45%	6.26%
Weighted-average finance lease discount rate	7.33%	7.33%	7.33%	7.33%

As of September 30, 2021, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2021 (remaining three months)	$20,557	$419
2022	82,311	1,683
2023	81,945	1,716
2024	81,325	1,741
2025	80,998	1,766
Thereafter	809,097	23,883
Total future minimum obligations	$1,156,233	$31,208
Less: Present value discount	(419,467)	(15,159)
Present value of net future minimum lease obligations	$736,766	$16,049
Less: current portion	(36,218)	(542)
Long-term obligations	$700,548	$15,507

Forward-Starting Leases

As of September 30, 2021, the Company entered into 9 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in the remainder of 2021 or in 2022 with initial lease terms of five to 20 years.

As of December 31, 2020, the Company entered into 10 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in the remainder of 2021 or in 2022 with initial lease terms of five to 20 years.

Sale-Leaseback Transactions

During the three months ended September 30, 2021 and 2020, the Company completed one and two sale-leaseback transactions related to its car wash locations, respectively, for aggregate consideration of $5,000 and $7,007, respectively, resulting in a net loss of $6 and net gain of $4,408, respectively, which are included in loss (gain) on sale of assets in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). Contemporaneously with the closing of the sales, the Company entered into lease agreements for the properties for initial 15- to 20-year terms. For the sale-leaseback transaction consummated in the three months ended September 30, 2021, the cumulative initial annual rent for the property was approximately $310, subject to annual escalations. This lease is accounted for as an operating lease. For the sale-leaseback transactions consummated in the three months ended September 30, 2020, the cumulative initial annual rents for the properties were approximately $433, subject to annual escalations. These leases are accounted for as operating leases.

During the nine months ended September 30, 2021 and 2020, the Company completed five and three sale-leaseback transactions related to its car wash locations, respectively, with aggregate consideration of $51,267 and $10,812, respectively, resulting in net gains of $6,840 and $4,210, respectively, which are included in loss (gain) on sale of assets in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). Contemporaneously with the closing of the sales, the Company entered into lease agreements for the properties for initial 15- to 20-year terms. For the sale-leaseback transactions consummated in the nine months ended September 30, 2021, the cumulative initial annual rents for the properties were approximately $3,192, subject to annual escalations. These leases are accounted for as operating leases. For the sale-leaseback transactions consummated in the nine months ended September 30, 2020, the cumulative initial annual rents for the properties were approximately $681, subject to annual escalations. These leases are accounted for as operating leases.

11. Stockholders’ Equity

As of September 30, 2021, there were 1,000,000,000 shares of common stock authorized, 299,968,425 shares of common stock issued, and 296,794,199 shares of common stock outstanding.

As of December 31, 2020, there were 1,000,000,000 shares of common stock authorized, 264,747,644 shares of common stock issued, and 261,907,622 shares of common stock outstanding.

As of September 30, 2021 and December 31, 2020, the Company had 3,174,226 shares and 2,840,022 shares, respectively, of treasury stock. As of September 30, 2021 and December 31, 2020, the cost of treasury stock included in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets was $6,091 and $3,330, respectively.

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

Share-Based Payment Valuation

The grant date fair value of Time Vesting Options granted is determined using the Black-Scholes option-pricing model. The grant date fair value of Performance Vesting Options is determined using a Monte Carlo simulation model and a barrier-adjusted Black-Scholes option-pricing model. The grant date fair value of stock purchase rights granted under the 2021 ESPP is determined using the Black-Scholes option-pricing model.

2021 ESPP Valuation

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP during the three months ended September 30, 2021:

Three Months Ended September 30, 2021
Expected volatility	38.64%
Risk-free interest rate	0.05%
Expected term (in years)	0.35
Expected dividend yield	0.00%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2020:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2020	19,958,043	13,341,504	33,299,547	$0.78
Granted	3,208,581	747,936	3,956,517	$10.24
Exercised	(3,284,641)	(104,573)	(3,389,214)	$0.66
Forfeited	(55,776)	(37,152)	(92,928)	$2.31
Outstanding as of September 30, 2021	19,826,207	13,947,715	33,773,922	$1.90
Options vested or expected to vest as of September 30, 2021	19,100,621	13,947,715	33,048,336	$0.94
Options exercisable as of September 30, 2021	14,126,109	13,947,715	28,073,824	$0.84

The number and weighted-average grant date fair value of stock options during the periods presented is as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2020	3,450,607	13,341,504	$0.96	$0.59
Non-vested as of September 30, 2021	5,700,098	-	$3.25	$-
Granted during the period	3,208,581	747,936	$5.11	$2.26
Vested during the period	903,314	14,052,288	$0.86	$14.37
Forfeited/canceled during the period	55,776	37,152	$0.73	$1.27

The total grant date fair value of Time Vesting Options and Performance Vesting Options granted during the nine months ended September 30, 2021 was approximately $16,408 and $3,895, respectively.

The fair value of stock options vested during the nine months ended September 30, 2021 was $320,936.

As of September 30, 2021, the weighted-average remaining contractual life of outstanding stock options was approximately 4.90 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity since December 31, 2020:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	-	$-
Granted	1,639,868	$15.00
Vested	(7,680)	$15.00
Forfeited	(39,664)	$15.00
Unvested as of September 30, 2021	1,592,524	$15.00

The Company granted 1,639,868 RSUs during the nine months ended September 30, 2021.

The total fair value of RSUs that vested during the nine months ended September 30, 2021 was $165.

Stock-Based Compensation Expense

The Company estimated a forfeiture rate of 6.96% for awards with service-based vesting conditions based on historical experience and future expectations of the vesting of these share-based payments. The Company used this rate as an assumption in calculating stock-based compensation expense for Time Vesting Options, RSUs, and stock purchase rights granted under the 2021 ESPP.

Total stock-based compensation expense, by caption, recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of labor and chemicals	$2,806	$-	$34,248	$-
General and administrative	3,945	402	176,044	1,187
Total stock-based compensation expense	$6,751	$402	$210,292	$1,187

Total stock-based compensation expense, by award type, recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Time Vesting Options	$2,184	$402	$3,458	$1,187
Performance Vesting Options	-	-	201,985	-
RSUs	3,076	-	3,358	-
2021 ESPP	1,491	-	1,491	-
Total stock-based compensation expense	$6,751	$402	$210,292	$1,187

As of September 30, 2021, total unrecognized compensation expense related to unvested Time Vesting Options was $13,990, which is expected to be recognized over a weighted-average period of 3.37 years.

As of September 30, 2021, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of September 30, 2021, total unrecognized compensation expense related to unvested RSUs was $17,626, which is expected to be recognized over a weighted-average period of 3.55 years.

As of September 30, 2021, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $711, which is expected to be recognized over a weighted-average period of 0.11 years.

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

The unaudited condensed consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. The Company expensed $26 and $120 of acquisition-related costs for the three months ended September 30, 2021 and 2020, respectively. The Company expensed $269 and $259 of acquisition-related costs for the nine months ended September 30, 2021 and 2020, respectively. These acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

For the three and nine months ended September 30, 2021, the amount of acquired goodwill that was not deductible for income tax purposes was $114 and $1,196, respectively. For the year ended December 31, 2020, the amount of acquired goodwill that was not deductible for income tax purposes was $5,312.

2021 Acquisitions

For the three months ended September 30, 2021, the Company acquired the assets and liabilities of one conveyorized car wash in one acquisition for total consideration of approximately $10,420, which was paid in cash. This acquisition resulted in the preliminary recognition of $4,622 of goodwill, $5,565 of property and equipment, $180 of intangible assets related to covenants not to compete, and $53 of other assets and liabilities.

For the nine months ended September 30, 2021, the Company acquired the assets and liabilities of six conveyorized car washes in two acquisitions for total consideration of approximately $55,079, which was paid in cash. These acquisitions resulted in the recognition of $23,025 of goodwill, $30,084 of property and equipment, $1,200 of intangible assets related to customer relationships, $560 of intangible assets related to covenants not to compete, and $210 of other assets and liabilities.

The weighted-average amortization periods for the acquired customer relationships and covenants not to compete are 7.0 years and 5.0 years, respectively.

The acquisitions were located in the following markets:

Location (Seller)	Number of Washes	Month Acquired
Florida (Superwash Express)	5	June
Texas (Super Suds Car Wash)	1	July

Unaudited Supplemental Pro Forma Information

The following table presents unaudited supplemental pro forma information for the periods presented as if the business combinations had occurred on January 1, 2020, the earliest period presented herein:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net	$194,370	$158,770	$574,943	$420,900
Net income (loss)	$27,008	$20,649	$(55,370)	$22,121

The unaudited pro forma results presented above primarily include amortization charges for acquired intangible assets, depreciation adjustments for property and equipment that has been revalued, adjustments for certain acquisition-related charges, and the related tax effects. The unaudited pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at such time.

For the three months ended September 30, 2021, the revenues and earnings of the acquisitions reflected in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) were $2,948 and $872, respectively.

For the nine months ended September 30, 2021, the revenues and earnings of the acquisitions reflected in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) were $2,973 and $802, respectively.

2020 Acquisitions

For the year ended December 31, 2020, the Company acquired the assets and liabilities of ten conveyorized car washes in four separate acquisitions for total consideration of approximately $33,584, which was paid in cash. These acquisitions resulted in the preliminary recognition of $21,467 of goodwill, $9,463 of property and equipment, $830 of intangible assets related to covenants not to compete, and $1,824 in other assets and liabilities.

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

For the three months ended September 30, 2021 and 2020, the Company did not pay fees and expenses to LGP. For the nine months ended September 30, 2021 and 2020, total fees and expenses paid by the Company to LGP were $500 and $250, respectively. Fees and expenses paid to LGP are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

Insurance

The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of September 30, 2021 and December 31, 2020, the Company accrued $2,765 and $2,467, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the Company recorded $2,174 and $2,052, respectively, in receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, the Company has had minor claims asserted against it by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by the Company, and it has incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by the Company, may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required. The Company is not aware of any significant remediation matters as of September 30, 2021. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, the Company is unable to reasonably estimate the ultimate cost of claims asserted against the Company related to environmental matters; however, the Company does not believe such costs will be material to its unaudited condensed consolidated financial statements.

In addition to potential claims asserted against the Company, there are certain regulatory obligations associated with these facilities. The Company also has a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and the Company has recognized a provisional amount. As of September 30, 2021, the Company recorded an environmental remediation accrual of $12, which is included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

16. Subsequent Events

The Company has evaluated all subsequent events after September 30, 2021 through the date of the issuance of these unaudited condensed consolidated financial statements and has determined there have been no subsequent events for which disclosure is required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-256697) which was filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424 on June 28, 2021 (the "Prospectus"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other parts of this Quarterly Report on Form 10-Q and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (the “Second Quarter 10-Q”).

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand, offering express exterior and interior cleaning services to customers across 360 car wash locations in 21 states as of September 30, 2021. Founded in 1996, we employ an efficient, repeatable, and scalable process, which we call the “Mister Experience,” to deliver a clean, dry, and shiny car every time. The core pillars of the “Mister Experience” are greeting every customer with a wave and smile, providing them the highest quality car wash, and delivering the experience quickly and conveniently. We offer a monthly subscription program, which we call the Unlimited Wash Club ("UWC"), as a flexible, quick, and convenient option for customers to keep their cars clean. As of September 30, 2021, we had 1.6 million UWC members, and in the three and nine months ended September 30, 2021, UWC sales represented 66% and 63% of our total wash sales, respectively, and UWC volume represented 74% and 72% of our total wash volume, respectively. Our scale and 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure, and technology that improve speed of service, quality, and sustainability and realize strong financial performance.

Factors Affecting Our Business and Trends

We believe that our business and growth depend on a number of factors that present significant opportunities for us and may pose risks and challenges, including those discussed below and in Part II, Item 1A. "Risk Factors" of our Second Quarter 10-Q.

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

Impact of COVID-19

To ensure the safety of our team members and customers and in compliance with local regulations at the onset of the COVID-19 pandemic in March 2020 and April 2020, we temporarily suspended operations at more than 300 of our locations and paused UWC membership billing. During this period, we upgraded our safety protocols and modified our operating model by temporarily suspending all interior cleaning services from locations offering those services. While our operations were suspended, we furloughed approximately 5,500 of our hourly car wash team members. Furloughed team members were not paid by us unless they elected to use accrued paid time off; however, we did continue to provide benefits coverage to any team member who was enrolled at the time of furlough. The suspension of our operations negatively impacted our net revenues, but improved our net income margin and Adjusted EBITDA margin as express exterior cleaning services are less labor intensive compared to interior cleaning services. We also proactively undertook several measures to augment our liquidity, such as drawing on our Revolving Commitment, requesting rent deferrals, suspending all acquisition activity, and pausing all greenfield development initiatives.

By the end of May 2020, all of our locations were safely reopened and offering express exterior cleaning services, including exterior-only services at Interior Cleaning Locations, we rehired a majority of our team members, and we had surpassed all-time highs in UWC membership. As of September 30, 2021, we employed 6,392 team members. By the end of 2020, we also repaid 100% of our deferred rent and successfully resumed both greenfield development initiatives and acquisition activity. Although our actions at the beginning of the COVID-19 pandemic impacted our financial results in 2020, we believe that our people-first approach engendered goodwill and loyalty among our team members and our customers, and allowed us to emerge an even stronger business.

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

Greenfield Location Development

Our primary historical growth strategy has involved acquiring local and regional car wash operators, upgrading the facilities and equipment, training the team to provide the “Mister Experience,” and converting the site to the “Mister” brand. More recently, we have also grown through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and anticipate further pursuit of this strategy in the future. As of September 30, 2021, we have successfully opened 31 greenfield locations, with the expectation of driving the majority of our future location growth through greenfield development. We believe such a strategy will drive improvements in our net income margins and Adjusted EBITDA margins as express exterior cleaning services are less labor intensive than interior cleaning services.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor ramped to more mature average unit volumes, which we typically expect after approximately three full years of operation.

Acquisitions

In the three months ended September 30, 2021, we completed one acquisition of one property that operated as a conveyorized car wash. In the nine months ended September 30, 2021, we completed three acquisitions of ten properties, six of which operated as conveyorized car washes at the time of acquisition and four of which previously operated as car washes; two of these four properties were conveyorized car washes and two of these four properties were self-serve washes. In the three months ended September 30, 2021, we reopened one of the two conveyorized car wash properties; once renovated and converted to the Mister brand, we will reopen the remaining conveyorized car wash property, at which point it will be included in our location count. The real property and any preexisting improvements to the two self-serve wash properties will subsequently be sold.

The comparability of our results may also be impacted by the inclusion of financial performance of our acquisitions that have not delivered a full fiscal year of operating results under our ownership.

Divestitures

In the three and nine months ended September 30, 2021, we did not consummate any significant divestitures.

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and allocate our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Financial and Operating Data
Location count (end of period)	360	338	360	338
Comparable store sales growth	21%	(6)%	39%	(15)%
UWC Members (in thousands, end of period)	1,564	1,189	1,564	1,189
UWC sales as a percentage of total wash sales	66%	62%	63%	60%
Net income (loss)	$27,366	$19,869	$(58,350)	$19,975
Net income (loss) margin	14.1%	12.8%	(10.3)%	4.8%
Adjusted EBITDA	$62,450	$43,385	$197,000	$111,609
Adjusted EBITDA margin	32.1%	27.8%	34.8%	27.0%

Location Count (end of period)

Our location count refers to the total number of car wash locations at the end of a period, inclusive of new greenfield locations, acquired locations, and closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions, and closings, have, and will continue to have, an impact on our performance. In the three months ended September 30, 2021, we increased our location count by nine locations, including seven greenfield locations and two acquired locations. In the nine months ended September 30, 2021, we increased our location count by 18 locations, comprised of 11 greenfield locations and seven acquired locations. Our Express Exterior Locations comprise 276 of our current locations and our Interior Cleaning Locations comprise 84 of our current locations.

Comparable Store Sales Growth

A location is considered a comparable store on the first day of the 13th full calendar month following a location’s first day of operations. A location converted from an Interior Cleaning Location format to an Express Exterior Location format is excluded when the location did not offer interior cleaning services in the current period but did offer interior cleaning services in the prior year period. Comparable store sales growth is the percentage change in total wash sales of all comparable store car washes.

Opening new locations is a primary component of our growth strategy and as we continue to execute on our growth strategy, we expect that a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy.

UWC Members (end of period)

We view the number of UWC members and the growth in the number of UWC members on a net basis from period to period as key indicators of our revenue growth. The number of UWC members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 1.6 million UWC members as of September 30, 2021. Our UWC program grew by approximately 0.3 million UWC members, or approximately 27%, from December 31, 2020 through September 30, 2021.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC members and retail customers. UWC sales as a percentage of total wash sales is calculated as revenues, net generated from UWC members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our subscription offering. UWC sales were 66% and 63% of our total wash sales for the three and nine months ended September 30, 2021.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP measure of our financial performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Adjusted EBITDA is defined as net income (loss) before interest expense, net, income tax provision (benefit), depreciation and amortization expense, loss (gain) on sale of assets, gain on sale of quick lube facilities, dividend recapitalization fees and payments, loss on early debt extinguishment, stock-based compensation expense, acquisition expenses, management fees, non-cash rent expense, expenses associated with securities offerings, and other nonrecurring charges. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenues, net for a given period.

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

Our Adjusted EBITDA was approximately $62.5 million and $43.4 million in the three months ended September 30, 2021 and 2020, respectively, and approximately $197.0 million and $111.6 million in the nine months ended September 30, 2021 and 2020, respectively. Our Adjusted EBITDA margin was 32.1% and 27.8% in in the three months ended September 30, 2021 and 2020, respectively, and approximately 34.8% and 27.0% in the nine months ended September 30, 2021 and 2020, respectively. The Adjusted EBITDA and Adjusted EBITDA margin results in the three months ended September 30, 2021 compared to the prior year period are primarily attributable to the increase in the number of UWC members participating in our UWC program. The Adjusted EBITDA and Adjusted EBITDA margin results in the nine months ended September 30, 2021 compared to the prior year period are primarily attributable to our car wash locations remaining open and operating for the entirety of the nine months ended September 30, 2021, as well as the increase in the number of UWC members participating in our UWC program. The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$27,366	$19,869	$(58,350)	$19,975
Interest expense, net	5,717	15,917	33,416	49,341
Income tax provision (benefit)	6,440	7,445	(29,747)	2,148
Depreciation and amortization expense	12,980	11,407	36,530	33,504
Loss (gain) on sale of assets (a)	748	(4,283)	(5,559)	(3,773)
Dividend recapitalization fees and payments (b)	-	2	-	774
Loss on extinguishment of debt	-	-	3,183	1,918
Stock-based compensation expense (c)	6,751	402	210,292	1,187
Acquisition expenses (d)	968	551	1,977	1,565
Management fees (e)	-	-	500	250
Non-cash rent expense (f)	380	(8,293)	1,136	3,175
Expenses associated with initial public offering (g)	124	-	1,574	-
Expenses associated with secondary public offering (h)	498	-	498	-
Other (i)	478	368	1,550	1,545
Adjusted EBITDA	$62,450	$43,385	$197,000	$111,609
Revenues, net	$194,310	$155,796	$566,898	$412,904
Adjusted EBITDA margin	32.1%	27.8%	34.8%	27.0%
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
(g)
Represents nonrecurring expenses associated with the consummation of our IPO in June 2021.
(h)
Represents nonrecurring expenses incurred by us in connection with the secondary public offering in August 2021.
(i)
Consists of other nonrecurring or discrete items as determined by management not to be reflective of our ongoing operating performance, such as costs associated with our one-time rebranding initiative costs, severance pay, legal settlements and legal fees related to contract terminations, and nonrecurring strategic project costs.

Components of Our Results of Operations

Revenues, net

We recognize revenue in two main streams: (i) the UWC program that entitles the customer to unlimited washes for a monthly subscription fee, cancellable at any time and (ii) retail car washes and other services. In the UWC program, we enter into a contract with the customer that falls under the definition of a customer contract under ASC 606, Revenue from Contracts with Customers. Customers are automatically charged on a credit card or debit card on the same date of the month that they originally signed up. Our performance obligations are to provide unlimited car wash services for a monthly fee. Revenue from the UWC program is recognized ratably over the month in which it is earned and amounts unearned are recorded as deferred revenue on the unaudited condensed consolidated balance sheets; all amounts recorded as deferred revenue at year-end are recognized as revenue in the following year. Revenue from car wash and other services is recognized at the point in time at which services are rendered and the customer pays with cash, debit card, or credit card. Revenues are net of sales tax, refunds, and discounts applied as a reduction of revenue at the time of payment.

Store Operating Costs

Store operating costs consist of cost of labor and chemicals and other car wash store operating expenses.

Cost of Labor and Chemicals

Cost of labor and chemicals include compensation expenses associated with car wash employees, maintenance employees, warehouse employees, and chemicals and associated supplies. The related employee benefits for the aforementioned employees, such as taxes, insurance, and workers compensation, are also included in the cost of labor and chemicals in the unaudited condensed consolidated statement of operations and comprehensive income (loss) included elsewhere in this Quarterly Report on Form 10-Q.

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

We will continue to incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relations expenses. We expect such expenses to further increase after we are no longer an emerging growth company. These costs will generally be expensed under general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive income (loss) included elsewhere in this Quarterly Report on Form 10-Q.

Loss (Gain) on Sale of Assets

Loss (gain) on sale of assets includes gains or losses on the sale-leaseback of our locations and sale of property and equipment.

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

Income Tax Provision (Benefit)

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates.

We have adopted a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. We recognize interest and penalties related to uncertain tax positions in income tax provision (benefit) in our unaudited condensed consolidated statement of operations and comprehensive income (loss) included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended September 30, 2021 and 2020 (Unaudited)

The unaudited results of operations data for the three months ended September 30, 2021 and 2020 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2021		2020
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues, net	$194,310	100%	$155,796	100%

Store operating costs:
Cost of labor and chemicals	63,438	33%	50,245	32%
Other store operating expenses	68,435	35%	56,127	36%
General and administrative	22,166	11%	10,476	7%
Loss (gain) on sale of assets	748	0%	(4,283)	(3)%
Total costs and expenses	154,787	80%	112,565	72%
Operating income	39,523	20%	43,231	28%
Other expense:
Interest expense, net	5,717	3%	15,917	10%
Loss on extinguishment of debt	-	0%	-	0%
Total other expense	5,717	3%	15,917	10%
Income before taxes	33,806	17%	27,314	18%
Income tax provision	6,440	3%	7,445	5%
Net income	27,366	14%	19,869	13%

Revenues, net

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Revenues, net	$194,310	$155,796	$38,514	25%

Revenues, net were $194.3 million for the three months ended September 30, 2021 compared to $155.8 million for the three months ended September 30, 2020, an increase of $38.5 million, or 25%. The increase in revenues, net was primarily attributable to an increase of $45.3 million in car wash revenue and was partially offset by a $6.8 million decrease in oil change revenue as a result of the sale of our quick lube facilities in December 2020. The increase in car wash revenue was attributable to comparable store sales growth and the year-over-year addition of 22 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Cost of labor and chemicals	$63,438	$50,245	$13,193	26%
Percentage of revenues, net	33%	32%

Cost of labor and chemicals was $63.4 million for the three months ended September 30, 2021 compared to $50.2 million for the three months ended September 30, 2020, an increase of $13.2 million, or 26%. The increase in the cost of labor and chemicals was primarily driven by the recognition of stock-based compensation expense for store-level employees of $2.8 million, increased labor and benefits of $8.3 million in connection with the increase in wash volume, as well as increases in crew wage rates. These increases were partially offset by decreases in labor and chemical costs as a result of an optimized labor model and the sale of our quick lube facilities in December 2020.

Other Store Operating Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Other store operating expenses	$68,435	$56,127	$12,308	22%
Percentage of revenues, net	35%	36%

Other store operating expenses were $68.4 million for the three months ended September 30, 2021 compared to $56.1 million for the three months ended September 30, 2020, an increase of $12.3 million, or 22%. The increase in other store operating expenses was attributable to an increase in volume with comparable store sales growth and the year-over-year addition of 22 locations, partially offset by a decrease in other store operating expenses from the sale of our quick lube facilities in December 2020. Rent expense increased with the addition of 24 new real estate leases, which was offset by rental income on subleases following the sale of our quick lube facilities in December 2020.

General and Administrative

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
General and administrative	$22,166	$10,476	$11,690	112%
Percentage of revenues, net	11%	7%

General and administrative expenses were $22.2 million for the three months ended September 30, 2021 compared to $10.5 million for the three months ended September 30, 2020, an increase of $11.7 million, or 112%. The increase in general and administrative expenses was primarily driven by an increase of approximately $4.6 million in salaries and benefits, an increase of approximately $3.5 million in stock-based compensation expense, $0.5 million of expenses associated with our August 2021 secondary offering, an increase in general and administrative expenses in 2021 after a decrease in 2020 expenses related to the COVID-19 pandemic, which was driven by temporary closures of corporate offices and reductions in other administrative expenses, and the increased costs of being a public company.

Loss (Gain) on Sale of Assets

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Loss (gain) on sale of assets	$748	$(4,283)	$5,031	(117)%
Percentage of revenues, net	0%	(3)%

Loss (gain) on sale of assets reflected a loss of $0.7 million for the three months ended September 30, 2021 compared to a gain of $4.3 million for the three months ended September 30, 2020, an increase of $5.0 million, or 117%. The increase in loss (gain) on sale of assets was primarily driven by gains associated with our sale-leaseback transactions in 2020.

Other Expense

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Other expense	$5,717	$15,917	$(10,200)	(64)%
Percentage of revenues, net	3%	10%

Other expense was $5.7 million for the three months ended September 30, 2021 compared to $15.9 million for the three months ended September 30, 2020, a decrease of $10.2 million, or 64%. The decrease in other expense was driven by a $9.9 million reduction on interest expense resulting from the June 2021 pay down of our amended and restated senior secured first lien term loan facility ("First Lien Term Loan") pursuant to the amended and restated first lien credit agreement entered into in May 2019 ("Amended First Lien Credit Agreement") and the June 2021 pay-off of our senior secured second lien term loan facility ("Second Lien Term Loan") pursuant to the second lien credit agreement entered into in May 2019 (as amended in March 2020, the "Amended Second Lien Credit Agreement").

Income Tax Provision

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Income tax provision	$6,440	$7,445	$(1,005)	(13)%
Percentage of revenues, net	3%	5%

Income tax provision was $6.4 million for the three months ended September 30, 2021 compared to $7.4 million for the three months ended September 30, 2020, a decrease of $1.0 million, or 13%. The decrease in the income tax provision was primarily driven by discrete tax benefits originating from stock option exercises during the three months ended September 30, 2021.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

The unaudited results of operations data for the nine months ended September 30, 2021 and 2020 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
	2021		2020
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues, net	$566,898	100%	$412,904	100%

Store operating costs:
Cost of labor and chemicals	203,051	36%	141,874	34%
Other store operating expenses	194,889	34%	164,352	40%
General and administrative	226,015	40%	37,069	9%
Gain on sale of assets	(5,559)	(1)%	(3,773)	(1)%
Total costs and expenses	618,396	109%	339,522	82%
Operating (loss) income	(51,498)	(9)%	73,382	18%
Other expense:
Interest expense, net	33,416	6%	49,341	12%
Loss on extinguishment of debt	3,183	1%	1,918	0%
Total other expense	36,599	6%	51,259	12%
(Loss) income before taxes	(88,097)	(16)%	22,123	5%
Income tax (benefit) provision	(29,747)	(5)%	2,148	1%
Net (loss) income	(58,350)	(10)%	19,975	5%

Revenues, net

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Revenues, net	$566,898	$412,904	$153,994	37%

Revenues, net were $566.9 million for the nine months ended September 30, 2021 compared to $412.9 million for the nine months ended September 30, 2020, an increase of $154.0 million, or 37%. The increase in revenues, net was primarily attributable to an increase of $172.9 million in car wash revenue and was partially offset by a $18.9 million decrease in oil change revenue as a result of the sale of our quick lube facilities in December 2020. The increase in car wash revenue was attributable to comparable store sales growth and the year-over-year addition of 22 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Cost of labor and chemicals	$203,051	$141,874	$61,177	43%
Percentage of revenues, net	36%	34%

Cost of labor and chemicals was $203.1 million for the nine months ended September 30, 2021 compared to $141.9 million for the nine months ended September 30, 2020, an increase of $61.2 million, or 43%. The increase in the cost of labor and chemicals was primarily driven by the recognition of stock-based compensation expense of $31.3 million related to our performance-based vesting stock options that vested on the consummation of our IPO in June 2021, an increase in labor and benefits of $32.6 million in connection with the increase in wash volume, and an increase in crew wage rates. These increases were partially offset by decreases in labor costs driven by optimizing our wash labor model and the sale of our quick lube facilities in December 2020.

Other Store Operating Expenses

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Other store operating expenses	$194,889	$164,352	$30,537	19%
Percentage of revenues, net	34%	40%

Other store operating expenses were $194.9 million for the nine months ended September 30, 2021 compared to $164.4 million for the nine months ended September 30, 2020, an increase of $30.5 million, or 19%. The increase in other store operating expenses was attributable to an increase in volume with comparable store sales growth and the year-over-year addition of 22 locations, partially offset by a decrease in other store operating expenses from the sale of our quick lube facilities in December 2020. Rent expense increased with the addition of 24 new real estate leases, which was offset by rental income on subleases following the sale of our quick lube facilities in December 2020.

General and Administrative

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
General and administrative	$226,015	$37,069	$188,946	510%
Percentage of revenues, net	40%	9%

General and administrative expenses were $226.0 million for the nine months ended September 30, 2021 compared to $37.1 million for the nine months ended September 30, 2020, an increase of $188.9 million, or 510%. The increase in general and administrative expenses was primarily attributable to the recognition of stock-based compensation expense of $170.7 million related to our performance-based vesting stock options that vested on the consummation of our IPO in June 2021, $0.5 million of expenses associated with our August 2021 secondary offering, an increase of approximately $19.3 million in general and administrative expenses in 2021 after the 2020 decrease related to the COVID-19 pandemic, which was driven by a furlough of corporate employees, temporary reductions in pay, temporary closures of corporate offices, and reductions in other administrative expenses, and the increased costs of being a public company.

Gain on Sale of Assets

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Gain on sale of assets	$(5,559)	$(3,773)	$(1,786)	47%
Percentage of revenues, net	(1)%	(1)%

Gain on sale of assets reflected a gain of $5.6 million for the nine months ended September 30, 2021 compared to a gain of $3.8 million for the nine months ended September 30, 2020, an increase of $1.8 million, or 47%. The increase in gain on sale of assets was primarily driven by gains associated with our sale-leaseback transactions.

Other Expense

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Other expense	$36,599	$51,259	$(14,660)	(29)%
Percentage of revenues, net	6%	12%

Other expense was $36.6 million for the nine months ended September 30, 2021 compared to $51.3 million for the nine months ended September 30, 2020, a decrease of $14.7 million, or 29%. The decrease in other expense was primarily driven by a $15.7 million reduction on interest expense, resulting from the June 2021 pay down of our First Lien Term Loan pursuant to the Amended First Lien Credit Agreement and the pay-off of our Second Lien Term Loan pursuant to the Amended Second Lien Credit Agreement, partially offset by a $1.3 million increase in loss on early extinguishment of debt.

Income Tax (Benefit) Provision

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Income tax (benefit) provision	$(29,747)	$2,148	$(31,895)	(1,485)%
Percentage of revenues, net	(5)%	1%

Income tax benefit was $29.7 million for the nine months ended September 30, 2021 compared to an income tax provision of $2.1 million for the nine months ended September 30, 2020, a decrease of $31.8 million, or 1,485%. The increase in the income tax benefit was primarily driven by the increase in the loss before taxes in the nine months ended September 30, 2021.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, pursue greenfield expansion and acquisitions, and service our indebtedness. Historically, these cash requirements have been met through borrowing under our First Lien Term Loan, Second Lien Term Loan, and Revolving Commitment, proceeds from sale-leaseback transactions, and cash provided by operations. As of September 30, 2021, we had cash and cash equivalents of $162.2 million and $149.7 million of available borrowing capacity under our Revolving Commitment.

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

As of September 30, 2021, we were in compliance with the covenants under our Amended First Lien Credit Agreement.

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

Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

The following table shows summary cash flow information for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Net cash provided by operating activities	$153,309	$77,919
Net cash used in investing activities	(90,458)	(51,106)
Net cash (used in) provided by financing activities	(18,221)	24,878
Net increase in cash and cash equivalents, and restricted cash	$44,630	$51,691

Operating Activities. Net cash provided by operating activities consists of net (loss) income adjusted for certain non-cash items, including stock-based compensation expense, depreciation expense associated with property and equipment, (gains) and losses on the disposal of property and equipment, amortization expense associated with intangible assets and leased assets, and deferred income taxes, as well as the effect of changes in other working capital balances.

For the nine months ended September 30, 2021, net cash provided by operating activities was $153.3 million and was comprised of a net loss of $58.4 million, which was increased by $238.6 million as a result of non-cash adjustments comprised primarily of stock-based compensation expense, depreciation and amortization expense, non-cash lease expense, a gain on disposal of property and equipment, and a loss on extinguishment of debt. Changes in working capital balances decreased cash provided by operating activities by $27.0 million and were primarily driven by decreases in the operating lease liability and other noncurrent assets and liabilities, and increases in accounts receivable, net and prepaid expenses and other current assets, partially offset by increases in accounts payable, accrued expenses, and a decrease in deferred revenue.

For the nine months ended September 30, 2020, net cash provided by operating activities was $77.9 million and was comprised of net income of $20.0 million, increased by $70.4 million as a result of non-cash adjustments comprised primarily of depreciation and amortization expense, non-cash lease expense, deferred income taxes, and a gain on disposal of property and equipment. Changes in working capital balances increased cash provided by operating activities by $12.4 million and were primarily driven by an increase in accrued expenses and a decrease in deferred revenue, partially offset by a decrease in the operating lease liability and a decrease in accounts payable.

Investing Activities. Our net cash used in investing activities primarily consists of purchases and sales of property and equipment and acquisition of conveyorized car washes.

For the nine months ended September 30, 2021, net cash used in investing activities was $90.5 million and was comprised of purchases of property and equipment to support our greenfield and other initiatives and the acquisition of conveyorized car washes, partially offset by the sale of property and equipment including sale-leaseback transactions.

For the nine months ended September 30, 2020, net cash used in investing activities was $51.1 million and was comprised of purchases of property and equipment primarily to support our greenfield and other initiatives, partially offset by the sale of property and equipment including sale-leaseback transactions.

Financing Activities. Our net cash (used in) provided by financing activities primarily consists of proceeds and payments on our First Lien Term Loan, Second Lien Term Loan, and Revolving Commitment, as well as proceeds from our IPO.

For the nine months ended September 30, 2021, net cash used in financing activities was $18.2 million and was primarily comprised of repayments of our First Lien Term Loan and Second Lien Term Loan and payments of issuance costs associated with our IPO, partially offset by proceeds from the consummation of our IPO in June 2021.

For the nine months ended September 30, 2020, net cash provided by financing activities was $24.9 million and was primarily comprised of proceeds from borrowings under our Revolving Commitment, First Lien Term Loan, and Second Lien Term Loan, partially offset by repayments of our Revolving Commitment and First Lien Term Loan.

Contractual Obligations and Commitments

There have been no material changes during the three months ended September 30, 2021 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Prospectus and our Second Quarter 10-Q.

Seasonality

Our business model is generally not seasonal in nature. As we have expanded our national footprint to 21 states, the geographic diversity of our locations ensures that we are not subject to the weather patterns of one specific region. The success of the UWC program has further mitigated our seasonality, as members pay on a monthly basis, irrespective of the weather and their usage frequency. As our UWC program revenues have grown to comprise 66% and 63% of our total wash sales in the three and nine months ended September 30, 2021, respectively, our financial performance has become more predictable.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Prospectus. There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2021.

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

Interest Rate Risk

Our First Lien Term Loan bears interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. As of September 30, 2021, we had $613.3 million of variable rate debt outstanding under our First Lien Term Loan. Based on the balance outstanding under our First Lien Term Loan as of September 30, 2021, an increase or decrease of 10% in the effective interest rate on the First Lien Term Loan would cause an increase or decrease in interest expense of approximately $1.9 million over the next 12 months.

In May 2020, we entered into an interest rate swap to mitigate variability in forecasted interest payments on an amortizing notional of $550.0 million of our variable-rate First Lien Term Loan. We designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and are accounting for this derivative as a cash flow hedge.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced some rising inflationary pressures due to higher chemical costs, transportation, labor and other costs that may have impacted our results of operations and financial condition. We cannot assure you that our results of operations and financial condition will not be materially impacted by inflation in the future.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to various claims, lawsuits and other legal proceedings, including intellectual property claims. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management’s estimates prove incorrect, we could incur a charge to earnings which could have a material and adverse effect on our business, results of operations, and financial condition. We are not party to any material legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risks described in Part II, Item 1A. "Risk Factors" of our Second Quarter 10-Q, which risk factors are incorporated herein by reference, together with all of the other information included in this Quarterly Report on Form 10-Q, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Furthermore, the potential impact of the COVID-19 pandemic, including from variants thereof, on our business operations and financial results and on the world economy as a whole may heighten the risks in Part II, Item 1A. "Risk Factors" of our Second Quarter 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Mister Car Wash, Inc.

Date: November 15, 2021	By:	/s/ John Lai
John Lai
Chief Executive Officer and President (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial Officer)