Form 10-K
period 2021-12-31
Mister Car Wash, Inc.
filed 2022-03-25
CIK 1853513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40542

Mister Car Wash, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-1393909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 E. 5th Street Tucson, Arizona	85705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 615-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	MCW	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2021, was $1,381,344,010.

The number of shares of Registrant’s common stock outstanding as of March 15, 2022 was 301,361,856.

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Phoenix, AZ, USA

MISTER CAR WASH, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

i

Forward-Looking Statements and Risk Factor Summary

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report on Form 10-K, including without limitation, statements regarding our future results of operations and financial position, business strategy and approach may be forward-looking. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 1A. “Risk Factors” and in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

•
We may be unable to attract new customers, retain existing customers and maintain or grow the number of Unlimited Wash Club (“UWC”) members, which could adversely affect our business, financial condition and results of operations and rate of growth.
•
If we fail to acquire, open and operate new locations in a timely and cost-effective manner and enter into new markets our financial performance could be materially and adversely affected.
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
•
Growing inflation, supply chain disruption and other increased operating costs could materially and adversely affect our results of operations.
•
Our locations may experience difficulty hiring and retaining qualified personnel, resulting in higher labor costs.
•
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
•
Stockholders’ ability to influence corporate matters may be limited because a small number of stockholders beneficially own a substantial amount of our common stock and continue to have substantial control over us.

•
Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors purchasing shares of our common stock.

Given these and other risks and uncertainties applicable to us, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included elsewhere in this Annual Report on Form 10-K are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements included elsewhere in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements included elsewhere in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, unless otherwise stated or the context requires otherwise, references to “Mister Car Wash,” “Mister,” the “Company,” “we,” “us,” and “our,” refer to Mister Car Wash, Inc. and its subsidiaries on a consolidated basis.

Market and Industry Data

This Annual Report on Form 10-K includes estimates regarding market and industry data that we prepared based on management’s knowledge and experience in the markets in which we operate, together with information obtained from various sources, including publicly available information, industry reports and publications, surveys, our customers, distributors, suppliers, trade and business organizations and other contacts in the markets in which we operate. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by management upon reviewing such data and our knowledge of such industry and markets which we believe to be reasonable. In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets for the services we offer. Market share data is subject to change and may be limited by the availability of raw data, the voluntary nature of the data gathering process and other limitations inherent in any statistical survey of market shares. In addition, customer preferences are subject to change. Accordingly, you are cautioned not to place undue reliance on such market share data. References herein to the markets in which we conduct our business refer to the geographic metropolitan areas in which we operate our locations.

PART I

Item 1. Business

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand offering express exterior and interior cleaning services to customers across 396 car wash locations in 21 states, as of December 31, 2021. Founded in 1996, we employ an efficient, repeatable and scalable process, which we call the “Mister Experience,” to deliver a clean, dry and shiny car every time. The core pillars of the “Mister Experience” are providing the highest quality car wash and ensuring the experience is quick and convenient. We offer a monthly subscription program, Unlimited Wash Club ® ("UWC"), as a flexible, quick and convenient option for customers to keep their cars clean. As of December 31, 2021, we had 1.7 million vehicles that had an active UWC membership (collectively "UWC Members"), representing 64% of our total wash sales and 72% of our total wash volume in 2021. Our scale and more than 25 years of innovation has allowed us to drive operating efficiencies and invest in training, infrastructure and technology that improve speed of service, quality and sustainability and realize strong financial performance.

Our purpose is simple: Inspire People to Shine®. This starts with our people. We attract and retain a strong pool of talent by investing in their training and development through our specialized programs and our MisterLearn training platform that allows us to develop and promote entry-level team members to leadership roles. As a result, our team members are highly engaged and deliver memorable experiences to our customers. We have proven our people-first approach is scalable and has enabled us to develop a world class team, comprised of both internally developed talent and external hires from top service organizations. We believe our purpose-driven culture is critical to our success.

We believe Mister Car Wash offers an affordable, feel-good experience, enjoyed by all who value a clean, dry and shiny car. Our car wash experience has broad demographic appeal as the price of our typical base exterior car wash is approximately $8. As we grow and to serve the approximately 273 million registered vehicles in the United States as of the end of 2021, we are dedicated to putting our team members first and delivering a consistent, convenient and high-quality car wash experience at scale.

Products and Services

Our car wash locations consist of two formats: (a) Express Exterior Locations (313 locations as of December 31, 2021) and (b) Interior Cleaning Locations (83 locations as of December 31, 2021). All locations offer express exterior wash packages and have exterior-only lanes. Every wash includes our proprietary T3 Cleaning Conditioner (gently removes dirt and grime, cleans and refreshes the exterior of the vehicle), Wheel Cleaner (high pH, soft-metal safe, foaming chemistry applied to wheel and tire through targeted applicators, removes dirt and grime to prepare for subsequent applications) and Dynamic Dry system (pH charged rinse, optimized blower configuration and, in select locations, soft cloth technology to deliver a spot-free and drier car).

Express Exterior Locations

Express Exterior Locations offer self-drive exterior cleaning services and include free vacuums available for customer use. Customers purchase a wash or sign-up for a UWC membership through sales kiosks or assisted by team members and remain in their vehicle through the tunnel and wash process. Customers have the option to use free self-serve vacuums at any time before or after their exterior wash.

Interior Cleaning Locations

Interior Cleaning Locations offer exterior and interior cleaning services, including vacuuming by our team members. Customers purchase a wash or sign-up for a UWC membership through sales kiosks or assisted by team members and either remain in their vehicle through the tunnel and wash process or wait in the lobby. Customers who purchase interior cleaning services have their vehicles vacuumed and cleaned by Mister team members.

Express Exterior Wash Packages

We offer four express exterior wash packages. Additional options within the wash packages include waxes and protectants that are applied during the wash process in the tunnel. These services include our proprietary chemistry and application systems: HotShine Carnauba Wax (waterfall wax application for enhanced shine), Repel Shield (silicone based to provide water repellency), Platinum Seal (extends life of shine and protection), Wheel Polish (protects wheels against pitting from road grime and provides shine), Underbody Wash (cleans beneath the vehicle) and Tire Shine (cleans and shines tires).

Interior Cleaning Wash Packages and Services

At select locations, we offer interior cleaning services in addition to express exterior washes. Interior cleaning services are added to an express exterior wash and include interior vacuuming, window cleaning, dusting of dashboard and hard surfaces and a hand towel dry of the exterior by our team members.

Unlimited Wash Club

In 2003, we established UWC as a monthly subscription service to develop deeper loyalty with customers and create a highly attractive recurring revenue stream. UWC Members are billed automatically each month on the anniversary date of their sign-up and membership is tracked through RFID technology.

We offer various membership options for both express exterior and interior cleaning services. As of December 31, 2021, over 95% of our UWC Members held a UWC membership for exterior cleaning services, of which a majority of our UWC Members are in our Platinum Exterior plan, priced at $29.99 per month.

UWC membership benefits include access to all Mister locations, dedicated member lanes, a convenient and contactless experience, and flexible membership plans. Members can easily manage their membership through our online account management platform, where they can make plan changes, including cancelling a plan, access visit history and update credit card information.

UWC has helped to diversify our sales by providing an attractive recurring revenue stream and a steady sales flow, providing stable demand through varying seasons and weather. In 2021, a typical UWC Member averaged over 30 visits per year and often chose off-peak hours to visit our locations which has helped smooth wash demand throughout the day. Management continues to evaluate strategies for further improvement of the UWC experience.

Our Customers

We serve a diverse mix of customers, which include individual retail customers, UWC Members and business accounts. Our Business Account Program offers the convenience of washing all the vehicles in a fleet while maintaining one simple account and payment. Given the broad appeal of our services, we have a wide variety of retail customers spanning a broad set of demographics. The portfolio of cars serviced across our locations is diverse and represents a balance across new and old cars and across all vehicle price points. Our customer service, convenient locations and easy-to-manage membership programs have helped position our locations as the “go-to” destinations for our customers’ car wash needs.

Markets

We are the largest national car wash brand and have developed extensive resources and capabilities over our 25-year history. Our scale, consistency of operations at every location and culture of continuous improvement have allowed us to develop an efficient and high-quality customer experience with every wash.

We believe our key differentiators include:

•
Unified National Brand. We lead with a unified national brand and customer experience. As soon as feasible following acquisition, we rebrand all locations to “Mister” and undertake capital investment at each to deliver a consistent, high-quality experience. Recently, we completed a company-wide exterior and interior remodeling program to align branding across our footprint. We believe our unified national brand builds customer loyalty and is a catalyst for continued new customer acquisition and UWC membership growth. No matter which location they choose, our customers receive a consistent “Mister Experience.”
•
Robust Training & Development Programs and Talent Pipeline. We have developed and scaled a strong talent pipeline beginning with our robust, proprietary training and development programs, and our service delivery model. Over the last three years, we have also reduced by approximately 50% team member turnover in the first 30 days of employment. We believe our robust training and development process results in team members who are equipped to maintain the highest levels of operational excellence and consistently deliver the “Mister Experience” to our customers.
•
Dedicated Regional Support Infrastructure. Our significant regional support infrastructure includes over 65 regional managers, over 50 regional support staff (recruiting, training, HR, and safety) and over 200 facility maintenance staff, each as of December 31, 2021. Our regional managers support on average six general managers, allowing them to focus on coaching, mentorship and delivering consistently high standards. We employ approximately one maintenance staff for every two locations, which has allowed us to achieve significant uptime. We believe the strength and depth of our regional support infrastructure supports our ability to integrate acquisitions efficiently and successfully and to open greenfield locations in existing and new markets.
•
Sophisticated Technology and Proprietary Products. We employ sophisticated chemical control systems, automatic scanning RFID tags for UWC Members, our proprietary Unity Chemistry system, and patented HotShine Carnauba Wax application system. We believe our products and technology result in a superior clean relative to our competitors, driving customer satisfaction and member retention.
•
Strategic Market Density “Network Effect.” We generally have multiple locations in a specific market and take advantage of our local market density to generate a strong “network effect.” We believe our network offers incremental value to UWC Members by allowing them to utilize multiple locations at their convenience. It also enables us to better leverage marketing spend, build a local talent pipeline and optimize regional support infrastructure.

Key Growth Drivers

Grow Our UWC Members to Drive Predictable Earnings Growth and Higher Annual Customer Spend

We believe there is a significant opportunity to grow UWC penetration further in core, acquired and greenfield locations. In 2021, we increased overall UWC penetration from 62% to 64% of total wash sales. We estimate that the average UWC Member spends more than four times the retail car wash consumer, providing us an opportunity to significantly increase our sales as penetration increases. At both new greenfield and acquired locations, we have developed proven processes for growing UWC membership per location.

In addition to enhancing the value proposition to our existing UWC Members through our ongoing focus on operational excellence, we intend to employ the following processes to convert additional retail customers to UWC Members and grow our UWC membership:

•
Expand Our Sales Channels. We are focused on making it easier for our members to sign-up for and manage their UWC subscription membership, as we believe this will allow us to attract a broader membership base. In December 2020, we introduced our digital sign-up platform, which has allowed us to add new customers and convert existing retail customers into UWC Members.
•
Educate Customers on Value Proposition: We believe that customer education on the benefits of UWC membership is critical to the successful acquisition and retention of new members, and we specifically train our team members on program knowledge and education. We are also investing in upgraded technology to engage in targeted marketing communication with members.

Build Upon Our Established Success in Opening Greenfield Locations

During 2021, we successfully opened 17 greenfield locations and expect to drive the majority of our location growth through greenfield locations on a go-forward basis. We have developed a proven process for opening new greenfield locations, from site selection to post-opening local marketing initiatives, which has driven our strong greenfield performance consistently over time. In order to identify, evaluate and target the most attractive locations we employ a data-driven approach that utilizes a combination of predictive analytics produced by a multi-point, proprietary site selection matrix by trade area, with on-the-ground insights from our experienced real estate and operations team. We plan to continue material investment in this growth arm of our business and have a strong development pipeline for future locations in existing and adjacent markets nationwide.

Pursue Opportunistic Acquisitions in Highly Fragmented Industry

We will continue to employ a disciplined approach to acquisitions, carefully selecting high quality locations that meet the specific criteria of a potential Mister Car Wash site. We have a proven track record of location growth through acquisitions, having successfully integrated over 100 acquisitions during our history.

As soon as feasible after an acquisition, we make significant investments to upgrade and integrate each acquired location. To improve each site, we install our proprietary Unity Chemistry system, engineer process flow optimization and add UWC Member lanes. We rebrand the look and feel of acquired locations, integrate POS systems and standardize operating procedures to create one unified "Mister" brand experience for our customers across all our locations. We also elevate our team-member experience at acquired locations by offering rewarding benefits and compensation packages, labor training initiatives and growth opportunities. The combination of these investments in throughput, the customer experience and people has enabled us to drive material performance improvement and EBITDA growth within two years of acquisition.

Drive Scale Efficiencies and Robust Free Cash Flow Generation

We will continue to utilize our scale to drive operating leverage as our business grows. As we open new locations and maximize throughput at our existing locations through our ongoing focus on operational excellence, we will have an opportunity to generate meaningful efficiencies of scale. These efficiencies include leveraging our research and development and technology infrastructure across our growing network, leveraging our training and marketing programs over an increasing revenue base, optimizing our regional support infrastructure and overhead costs, and leveraging insights and analytics from our growing consumer database to drive targeted marketing and customer acquisition. As a result of our attractive EBITDA margins and relatively low maintenance capital expenditures per location, we expect to generate robust free cash flow that we intend to use to fund our greenfield expansion strategy and opportunistic acquisitions.

Marketing

We lead with a unified national brand and large, clear signage to maximize visibility and curb appeal. To acquire, convert and retain our customers at a local level, we use a mix of geo-targeted traditional media, digital media, search engine marketing, earned and owned media, all with the goal of emphasizing the core “Mister” value proposition: number of locations, convenience, speed and the benefits of the UWC program.

We have a mobile app and online membership management tool, making it easy and accessible for customers to engage with us, purchase washes and update membership programs. We generally have multiple locations in a specific market and take advantage of our local market density to generate a strong “network effect” enabling us to better leverage our marketing spend.

Our Competition

The car wash industry is highly fragmented, and we compete with a variety of operators. Competitors include national, regional and local independent car wash operators, and other retailers (including gasoline and convenience retailers and mass market merchandise stores), each of which offer car washes. We believe the core competitive factors in our industry are convenience, price, quality, brand awareness, speed, and customer satisfaction. We believe our scale allows us to compete effectively with respect to each of these factors.

Resources

Our Proprietary Products and Advanced Technology

Through continuous research and development, Mister Car Wash has formulated a balanced wash process that factors in conveyor length, line speed, water quality, mechanical equipment, ambient temperature and soil conditions. Our Unity Chemistry system, a proprietary, color-coded chemical blending system, allows us to customize our chemical blend at the store level and adjust for factors such as length of the tunnel, equipment type, water quality and unique environmental conditions such as pollen, bugs and salt. The program helps save costs for each car wash location as chemicals can be mixed on an as-needed basis and adapted for the specific characteristics of the locations based on seasonal weather patterns and local environmental conditions.

Our industry-leading systems, including the Dynamic Dry system and patented HotShine Carnauba Wax application system, give consistent product delivery each time while reducing waste. A dedicated research and development team is responsible for car wash processes, equipment and technology improvements. The team tests new products, processes and ideas in select markets before rolling out improvements and changes across the broader platform.

At our locations, we use proprietary cleaning products that are intended to optimize our drying and cleaning processes. Our signature products include the HotShine Carnauba Wax, Repel Shield, Platinum Seal and Wheel Polish.

Suppliers and Distribution

We maintain long-term relationships with our key vendors. We believe our scale and large purchase quantities provide us significant leverage in securing competitive pricing. Our key purchases include car wash equipment and parts and wash chemicals.

We employ rebates and pricing reductions based on the volume of purchases with several of our vendors. While we maintain a limited stock of parts and supplies for repairs and maintenance, most equipment, chemicals, and other supplies are purchased on an as-needed basis, which generally are shipped directly from the vendors to our locations. We have deep industry knowledge and maintain relationships with previous and prospective vendors to quickly address issues that may arise with our current supply chain.

Mister Car Wash owns the formulas for the proprietary chemical blends used in our car washing process which are blended by a third-party under an extendable contract that includes component level price transparency to limit price increases based on underlying commodity fluctuations. We have not entered, at this time, into hedges of our raw material costs, but we may do so in the future.

In 2018, we entered into an agreement with a supplier of a comprehensive suite of hardware, software, and management systems for our car wash locations which better track our membership and customer loyalty programs, streamline our operations and enhance our ability to track costs.

Intellectual Property and Trademarks

As of December 31, 2021, we had approximately 25 trademark registrations and applications, including registrations for “Mister Car Wash,” “Hotshine,” “Mister Hotshine” and “Unlimited Wash Club.” As of December 31,2021, we held one U.S. patent and one foreign patent. Our patents are expected to expire between 2022 and 2025.

We have also registered the Internet domain name: “mistercarwash.com”.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position, and, therefore, we devote resources to the protection of our trademarks and proprietary rights.

Seasonality

Our 21-state geographic diversity limits the weather impacts of a specific region on overall performance. While UWC Members pay on a monthly basis, irrespective of the weather and their usage frequency, we do experience a large majority of sales of UWC memberships during the first six months of the year. As our UWC sales have grown to comprise more than approximately 64% and 62% of our total wash sales for the year ended December 31, 2021 and 2020, respectively, our financial performance has become more predictable.

Government Regulation

The Company and its business operations are subject to various laws and regulations, including those governing labor and employment including minimum wages and paid sick time, workplace safety, employee and public health including COVID-19, consumer protection, recurring debit and credit card charges, information security, consumer protection, data privacy, marketing and advertising, environmental protection and compliance, including recycling, waste and water usage, zoning and land use, taxation and public company compliance. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Labor, Employment and Safety

We are subject to a variety of labor, employment and safety laws, including the U.S. Fair Labor Standards Act, the Occupational Safety and Health Act and various other federal and state laws, governing matters including minimum and unpaid wages, tip pooling, overtime, workplace safety and other working conditions. We are also subject to the U.S. Equal Employment Opportunity Commission and other federal and state laws and regulations relating to workplace and employment matters, discrimination and similar matters.

Data Privacy and Security

We are subject to various federal and state laws and regulations relating to the privacy and security of consumer, customer and employee personal information. These laws often require companies to implement specific information security controls to protect certain types of data (such as personal data), and/or impose specific requirements relating to the collection or processing of such data. We are also subject to various state laws relating to notice requirements in the event of security breaches. See Part I, Item 1A. “Risk Factors - Risks Related to Intellectual Property, Information Technology and Data Privacy - We are subject to data security and privacy risks that could negatively impact our results of operations or reputation.”

Consumer Protection

We are subject to a number of federal regulations relating to the use of debit and credit cards, such as the Electronic Funds Act and the Truth in Lending Act of 1968, which provide guidelines and parameters for payment processing on debit cards and credit cards, respectively, and certain state regulations relating to automatic renewal, including the California Business & Professional Code Section 17601-17606, as amended, which provides requirements we must follow for the automatic renewal of subscription fees such as those charged to our UWC Members.

Environmental and Occupational Safety and Health Matters

Compliance with Environmental Laws and Regulations

We are subject to various federal, state and local environmental laws and regulations, including those relating to ownership and operation of underground storage tanks; the release or discharge of regulated materials into the air, water and soil; the generation, storage, handling, use, transportation and disposal of regulated materials, including wastes; the exposure of persons to hazardous materials; remediation of contaminated soil and groundwater; and the health and safety of employees dedicated to such transportation and storage activities.

Environmental laws and regulations can restrict or impact our business activities in many ways, such as:

•
requiring the acquisition of certifications, registrations, permits or other authorizations or the provision of financial assurances in connection with the transportation, storage and sale of hazardous substances and other regulated activities;
•
requiring remedial action to mitigate releases of petroleum hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators;
•
requiring capital expenditures to comply with environmental pollution control, cathodic protection or release detection requirements;
•
enjoining the operations of facilities deemed to be in noncompliance with environmental laws and regulations; and

•
imposing substantial liabilities for pollution resulting from our operations.

Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigatory, remedial or corrective action requirements and the issuance of orders enjoining or otherwise curtailing future operations in a particular area. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hydrocarbons, hazardous substances or wastes have been released or disposed of into the environment. Moreover, neighboring landowners and other third parties may file claims for nuisance, personal injury and property or natural resource damage allegedly caused by the release of petroleum hydrocarbons, hazardous substances or wastes into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that may adversely affect the environment, and thus changes in environmental laws and regulations that impose more stringent and costly petroleum hydrocarbons, hazardous substances or waste handling, storage, transport, disposal or remediation requirements on us could have a material adverse effect on our financial position and results of operations. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and minimize the costs of such compliance, but there is no assurance that our expectations will be realized.

For further discussion, see Part I, Item 1A. “Risk Factors – Risks Related to Governmental Regulation – Our locations are subject to certain environmental laws and regulations."

Human Capital

People are at the center of everything we do and are the heartbeat of our company. As a company we are centered around our purpose of Inspiring People to Shine, and that starts with our team members. In order to recruit and retain the most qualified team members in the industry, we focus on treating our team members well by paying them competitive wages, offering them attractive benefit packages, offering robust training and development opportunities, and providing a strong operational support infrastructure with opportunities for upward mobility. We believe satisfied employees are more productive, are more likely to have a positive impact on employees around them and are more likely to deliver great customer service.

Team Members

As of December 31, 2021, we employed approximately 6,750 team members across our workforce in the United States comprised of 6,140 store-level, 75 regional leaders, 54 regional support, 207 facilities maintenance and installation, and 275 headquarters team members.

None of our employees are represented by a labor union or covered by collective bargaining agreements. We strive to build and maintain strong and positive relations with our employees.

Caring for Team Members

We believe that happy and well-cared-for team members bring their best selves to work. Our benefits package includes offerings to cater to our diverse population of team members, which includes individuals at different stages of life. Our benefits offerings include paid time off for both full-time and part-time team members, progressive and affordable health benefits which include member advocacy and several no-cost, virtual health programs focused on general health as well as chronic conditions, mental health programs, six weeks of paid parental leave, 401(k) matching, personal finance education, tuition reimbursement, and company-paid disability coverage. Additionally, our hiring and promotion practices are designed to drive diversity and inclusion awareness so our employees can bring their authentic selves to work.

As of December 31, 2021, our workforce racial diversity mirrored diversity qualities seen in the United States population. In a historically male-dominated industry, 31% of our team members are female, and we increased female representation in leadership by 17% in 2021 with a strong pipeline of up-and-coming female leaders in our Manager In Training and Assistant Manager positions. Additionally, 59% of our overall workforce and 44% of our leadership are made up of people of color.

During 2021, we raised average wages for non-managerial hourly workers by approximately 7%. Our average, non-management hourly wage was $14.71 as of December 31, 2021. We also established the Mister Cares Foundation in April 2020, a 501(c)(3), with the mission of providing financial assistance to our team members that face unforeseen hardship.

Throughout the course of 2021, our overall turnover decreased by 4% and turnover among our team members with greater than one year of tenure was reduced by 13%.

Offering Robust Training and Development and Opportunities for Advancement

We seek to attract and retain a strong pool of talent by investing in our employees’ training and development via our Mister Learn training platform that enables us to promote qualified team members from the frontlines to leadership roles. As of December 31, 2021, our general managers had an average tenure of six years with the Company, and 93% had been promoted from within the organization.

Our focus on developing a world-class team is reinforced by our rigorous training programs. We develop and deploy curriculums specifically built for each position, including both initial and ongoing training as well as hands-on mentoring opportunities. Our 360 Service Model cross trains team members to excel at multiple positions within a car wash location, and our MisterLearn learning management system, inclusive of more than 150 computer-based training courses is readily accessible to all team members.

In 2021, we launched our Operations Leadership Program and Maintenance Apprentice Program to ensure a strong pipeline of fully trained individuals to fuel our strategic growth objectives and offer rewarding career opportunities for our team members. These internally developed comprehensive training programs teach leadership skills and expectations for those who desire to become future leaders, and Mister-specific facilities maintenance expertise to those who prefer a skilled trades path.

Our team members are highly engaged and deliver consistently memorable experiences to our customers. We have proven our people-first approach is scalable and this has enabled us to develop an exceptional team, comprised of both internally developed talent and external hires from top service organizations. We believe our purpose-driven culture is critical to our industry-leading sales productivity.

Available Information

Our website address is www.mistercarwash.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.

We may use our website as a distribution channel of material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investor Relations sections of its website at https://ir.mistercarwash.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” option under the Company Info menu of the Investor Relations section of our website at https://ir.mistercarwash.com.

The reference to our website address does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Furthermore, the potential impact of the COVID-19 pandemic, including from variants thereof, on our business operations and financial results and on the world economy as a whole may heighten the risks described below.

Risks Related to Our Business

We may be unable to sustain or increase demand for our UWC subscription program, which could adversely affect our business, financial condition and results of operations and rate of growth.

Because our UWC subscription program accounts for a large portion of our total wash sales, our continued business and revenue growth is dependent on our ability to continue to attract and retain UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. We may not be successful, however, in continuing to grow the number of UWC Members on a net basis from period to period and our membership levels may decline.

UWC Members are able to cancel their membership at any time and may decide to cancel or forego memberships due to any number of reasons, including increased prices for UWC membership or for our services, quality issues with our services, harm to our reputation or brand, seasonal usage, or individuals’ personal economic pressures. Increasing governmental regulation of automatically renewing subscription programs may negatively impact our marketing of this program. A decline in the number of UWC Members could materially and adversely affect our business, results of operations and financial condition.

If we fail to acquire, open and operate new locations in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected.

Our growth strategy depends on growing our location base, both through greenfield expansion and acquisitions, and expanding our operations in existing and new geographic regions and operating our new locations successfully. We cannot assure you that our contemplated expansion will be successful, or that such expansion will be completed in the time frames or at the costs we estimate.

The car wash industry has recently attracted increased levels of investment by private equity firms and other capital providers. The ongoing competition may result in higher purchase prices for desirable car wash acquisitions and greenfield locations. Construction by competitors of express car washes near our existing or proposed car wash locations may negatively impact our business, comparable sales and our net revenues. While we have active programs to identify both acquisition targets and future locations for greenfield expansion, there can be no assurance that we will continue to be successful in acquiring either at reasonable prices.

Our ability to meet these increased prices is dependent on our ability to generate sufficient levels of cash or obtain financing on acceptable terms. We may choose to pay cash, incur debt or issue equity securities to pay for any such acquisition. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The sale of equity to finance any such acquisition could result in dilution to our stockholders.

Our ability to successfully open new locations, particularly in new markets, depends on many factors, including but not limited to identifying suitable locations, obtaining necessary permits, sourcing sufficient and cost-effective levels of equipment and supplies, and timely construction, and our success at integrating and operating both targets and new locations is similarly dependent on additional factors, including, among others, to expanding our bench of trained managers, achieving brand awareness and integrating new locations into our management, information systems, and distribution structure.

Our failure to effectively address challenges such as these could materially and adversely affect our ability to successfully open and operate new or acquired locations in a timely and cost-effective manner. Further, we may have initial losses while new locations commence operations or acquisitions are integrated into the Mister brand.

In addition, there can be no assurance that newly opened or acquired locations will achieve sales or profitability levels comparable to those of our existing locations in the time periods estimated by us, or at all. In instances where new or acquired locations are geographically proximate to existing locations, such locations may also adversely impact the comparable store sales growth of our existing car wash locations. If our locations fail to achieve, or are unable to sustain, acceptable total sales and profitability levels, our business may be materially and adversely affected, and we may incur significant costs associated with the early closure of such locations. Our plans to accelerate the growth of our location base may increase this risk.

We may not be able to successfully implement our growth strategies on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our growth strategies, including acquiring new retail customers, growing our UWC membership base, opening greenfield locations and pursuing opportunistic and disciplined acquisitions. We believe that maintaining and enhancing our reputation and brand recognition are critical to our relationships with existing customers and our ability to attract new customers. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our results of operations could be materially and adversely affected.

In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, could make it substantially more difficult for us to attract new customers. The marked increase in the use of social media platforms that provide individuals with access to a broad audience of consumers and other interested persons results in the opportunity for dissemination of information, including inaccurate information. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction.

If we do not successfully maintain and enhance our reputation and brand recognition with our customers, our business may not grow and we could lose our relationships with customers, which would materially and adversely affect our business, results of operations and financial condition.

Our comparable store sales may be adversely affected for many reasons, including new location openings by our competitors and the acquisition or opening of locations that may cannibalize our existing store sales. Other factors that may affect comparable store sales include cycling against strong sales in the prior year, new car wash locations entering into our comparable store base, and price reductions in response to competition.

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

If we or any of our processing vendors have problems with our billing software or the billing software malfunctions, it could have an adverse effect on our member satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our UWC Members’ credit cards or debit cards on a timely basis or at all, we could lose membership revenue, which would materially and adversely affect our operating results.

If we fail to adequately control fraudulent credit card and debit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card and debit card related costs, each of which could adversely affect our business, financial condition and results of operations. We are subject to a number of federal regulations relating to the use of debit and credit cards, such as the Electronic Funds

Act and the Truth in Lending Act of 1968, which provide guidelines and parameters for payment processing on debit cards and credit cards, respectively, and certain state regulations relating to automatic renewal, including, among others, the California Business & Professional Code Section 17601-17606, as amended, which provides requirements we must follow for the automatic renewal of subscription fees such as those charged to our UWC Members. We may also face legal liability or reputational harm for any failure, or any allegation that we have failed, to comply with such consumer protection laws relating to consumer debit or credit transactions. See Part I, Item 1. “Business—Government Regulation—Consumer Protection.”

An overall decline in the health of the economy and other factors impacting consumer spending, such as natural disasters and fluctuations in inflation may affect consumer purchases, reduce demand for our services and materially and adversely affect our business, results of operations and financial condition.

Our business depends on consumer demand for our services and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general current and future economic and political conditions, consumer disposable income, energy and fuel prices, shifts in consumer transportation preferences leading to a reduction in car ownership or usage, technological advances in autonomous vehicle technology reducing the number of vehicles on the road, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, war and fears of war, inclement weather, natural disasters, terrorism, active shooter situations, outbreak of viruses or widespread illness and consumer perceptions of personal well-being and security.

Consumer purchases of car washes decline during periods when economic or market conditions are unstable or weak. Reduced consumer confidence and spending cutbacks may result in reduced demand for our services, which could result in lost sales. Reduced demand also may require increased selling and promotional expenses, impacting our profitability. Changes in areas around our locations or to the adjacent streets that result in reductions in car traffic or otherwise render the locations unsuitable could cause our sales to be less than expected. Prolonged or pervasive economic downturns could slow the pace of new greenfield openings, reduce comparable sales or cause us to close certain locations, which could have a material negative impact on our financial performance.

Growing inflation, supply chain disruption and other increased operating costs could materially and adversely affect our results of operations.

Global demand inflation, supply chain disruptions, minimum wage legislation, weather conditions, natural disasters, disease outbreaks, interest rate increases, civil unrest, tariffs and government regulations, which are beyond our control, could adversely affect operating costs and administrative expenses such as wages, benefits, supplies and inventory costs, legal claims, insurance costs and costs of borrowing. Any such increase could reduce our sales and profit margins if we do not choose, or are unable, to pass the increased costs to our customers.

We rely on a limited number of suppliers for most of the car wash equipment and certain other supplies we use in our operations. Our ability to secure such equipment and supplies from alternative sources as needed may be time-consuming or expensive or may cause a temporary disruption in our supply chain. In recent months, we have anticipated intermittent shortages of certain supplies from our standard vendors and, accordingly, we enhanced our sourcing procedures to identify alternative suppliers and avoid any actual shortages, albeit sometimes at additional cost. Additionally, we do not have a supplier contract with our main supplier of car wash tunnel equipment, and our orders are based on purchase orders. As such, we are subject to the risk that such supplier will not continue to provide us with required car wash tunnel equipment. We also do not carry a significant inventory of such equipment. Increasingly during 2021, the delivery times were extended on certain equipment for our greenfield pipeline but, through alternative sourcing, we have thus far avoided any significant disruptions. Shortages or interruptions in the supply of car wash equipment and other supplies could occur for reasons within or beyond the control of us and the supplier. Decreased fuel supplies are anticipated to increase fuel prices, which may adversely impact our transportation costs. Any shortage or interruption to our supply chain could reduce our sales and profit margins, which in turn may materially and adversely affect our business and results of operations.

Our locations may experience difficulty hiring and retaining qualified personnel, resulting in higher labor costs.

The operation of our locations requires both entry-level and skilled team members, and trained personnel continue to be in high demand and short supply at competitive compensation levels in some areas, which is likely to result in increased labor costs. Accordingly, we may experience increased difficulty hiring and maintaining such qualified personnel. In addition, the formation of unions may increase the operating expenses of our locations. Any such future difficulties could result in a decline in customer service negatively impacting sales at our locations, which could in turn materially and adversely affect our business, results of operations and financial condition.

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

In addition, certain senior management personnel are substantially vested in their stock option grants or other equity compensation, which may increase their likelihood of deciding to cease their employment with us. We granted additional equity awards to management personnel in connection with our initial public offering, which was consummated on June 29, 2021 ("IPO"), to provide additional incentives to remain employed by us but there can be no assurance that this additional incentive will have such an effect.

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
•
we temporarily suspended a majority of our acquisition activity and paused greenfield initiatives from March 2020 to July 2020; and
•
we requested and received temporary rent deferrals, which have since been repaid.

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

Changes in applicable tax laws could have a material and adverse effect on our business, financial condition and results of operations. Our effective tax rate could also change materially as a result of various evolving factors, including changes in income tax law or changes in the scope of our operations.

We are subject to income taxation at the federal and state level due to the scope of our operations. We have also recorded non-income tax-based liabilities such as those related to sales, property, payroll and withholding tax. We have structured our operations in a manner we believe is in compliance with current prevailing laws but the Internal Revenue Service, state and/or local taxing authorities could seek to impose incremental or new taxes on our business operations. In addition, changes in federal and state tax rates, laws and regulations may result in additional income and non-income tax liabilities being imposed on us and have an adverse effect on our effective tax rate, results of operations and financial condition. Lastly, changes in the scope of our operations, including expanding into new geographies, could increase our income tax liabilities and have an adverse impact on our effective tax rate.

Risks Related to Our Indebtedness and Capital Requirements

Our indebtedness could adversely affect our financial health and competitive position.

As of December 31, 2021, we had $896.3 million of indebtedness, net of unamortized debt issuance costs, outstanding pursuant to an amended and restated first lien credit agreement entered into on May 14, 2019 “(First Lien Term Loan”). To service this debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other liquidity needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, acquisition activity or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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

The credit agreements governing our Credit Facilities contain, and any agreements evidencing or governing other future debt may contain, certain restrictive covenants that limit our ability, among other things, to engage in certain activities that are in our long-term best interests, including our ability to:

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

In addition, the First Lien Term Loan contains a springing maximum first lien net leverage ratio financial covenant. Our ability to meet this requirement can be affected by events beyond our control, and we may not be able to satisfy such financial covenants. Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. Our failure to comply with any of these covenants or restrictions could result in an event of default under our Credit Facilities. An event of default would permit the lending banks under the facility to take certain actions, including terminating all outstanding commitments and declaring all amounts outstanding under our credit facility to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and all other amounts owing or payable with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets.

In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new services, enhance our existing services and operating infrastructure and potentially acquire complementary businesses and assets. For the year ended December 31, 2021, our net cash provided by operating activities was $173.4 million. As of December 31, 2021, we had $19.7 million of cash and cash equivalents, which were held for working capital purposes.

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

Our business is subject to numerous and frequently changing federal, state and local laws and regulations. We routinely incur significant costs in complying with these regulations. New or existing laws, regulations and policies, liabilities arising thereunder and the related interpretations and enforcement practices, particularly those dealing with minimum wages, paid sick time, workplace safety, employee and public health including COVID-19, advertising and marketing, consumer protection, recurring debit and credit card charges, information security, data privacy, environmental protection including recycling, waste, water usage, zoning and land use, taxation and public company compliance, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. In addition, we are subject to environmental laws pursuant to which we could be strictly liable for any contamination at our current or former locations, or at third-party waste disposal sites, regardless of our knowledge of or responsibility for such contamination.

Our locations are subject to certain environmental laws and regulations.

Our current and former car wash operations and quick lube businesses, as well as our former motor fuel dispensing, are governed by stringent federal, state and local laws and regulations, including environmental regulations of the handling, storage, transportation, import/export, recycling, or disposing of various new and used products the generation, storage and disposal of solid and hazardous wastes, and the release of materials into the environment. In the course of our operations, we may generate some amounts of material that may be regulated as hazardous substances.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), and analogous state laws impose strict, joint and several liability, without regard to fault, on the owner and operator as well as former owners and operators of properties where a hazardous substance has been released into the environment, including liabilities for the costs of investigation, removal or remediation of contamination and any related damages to natural resources.

Under CERCLA and similar state laws, as persons who arrange for the transportation, treatment or disposal of hazardous substances, we also may be subject to similar liability at sites where such hazardous substances may be released. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment, and to seek to recover from the responsible classes of persons the costs they incur.

We may generate, transport, store and dispose of some amounts of ordinary industrial wastes that may be regulated as hazardous wastes under the federal Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable or even more stringent state statutes which regulate the generation, transportation, treatment, storage and disposal of solid wastes, which includes hazardous and certain non-hazardous wastes. These ordinary industrial wastes may be regulated as hazardous wastes if such wastes have hazardous characteristics. Pursuant to rules issued by the EPA, the individual states often administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

The Federal Clean Water Act ("CWA"), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and other releases of petroleum hydrocarbons, hazardous substances and wastes, into regulated waters of the United States and similarly regulated state waters. Spill prevention, control and countermeasure plan requirements imposed under the CWA may require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a spill, rupture or leak of petroleum hydrocarbons. In addition, the CWA and analogous state laws may require us to obtain and maintain individual permits or coverage under general permits for discharges of wastewater or storm water runoff. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The CWA also prohibits the discharge of certain materials into regulated waters, including wetlands, unless authorized by permit.

Pursuant to these laws and regulations, or future changes thereto, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans in connection with on-site storage of significant quantities of motor fuel. We believe that we maintain all required discharge permits necessary to conduct our operations, and further believe we are in substantial compliance with the terms thereof.

The federal Clean Air Act, as amended, (“CAA”) and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process.

Under the CAA and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere. While we expect to obtain necessary approvals for our operations, as with all governmental permitting processes, there is a degree of uncertainty as to whether a particular permit will be granted, the time it will take for such permit to be issued, and the conditions that may be imposed in connection with the granting of such permit. We are unaware of pending changes to air quality laws and regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders; nonetheless, there exists the possibility that new laws or regulations may be imposed in the future that could result in more stringent and costly compliance requirements that potentially could materially and adversely affect our business.

Climate change continues to attract considerable public and scientific attention and, as a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). In recent years, the EPA has adopted and substantially expanded regulations for the measurement and annual reporting of carbon dioxide, methane and other GHG emitted from certain large facilities, including onshore oil and gas production, processing, transmission, storage and distribution facilities. In addition, both houses of Congress have considered legislation to reduce emissions of GHG, and a number of states have taken, or are considering taking, legal measures to reduce emissions of GHG, primarily through the development of GHG inventories, GHG permitting, state or regional GHG cap and trade programs, and/or mandates for the use of renewable energy.

Many states and local governments are undertaking efforts to meet climate goals which could restrict development of oil and gas as well as lessen demand depending on the specific initiatives. Foreign governments’ pursuit of climate change goals, such as the United States reentering the Paris Climate Agreement, could also impact demand. New international, federal, or state restrictions on GHG emissions that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect our business.

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

We may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of our current or former properties or at off-site locations where such hazardous substances have been taken for treatment or disposal. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances. Moreover, neighboring landowners and other third parties may file claims for nuisance including complaints involving noise and light, personal injury and property or natural resource damage allegedly caused by our operations and the release of petroleum hydrocarbons, hazardous substances or wastes into the environment.

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

The historical transportation, distribution and storage of motor fuels (diesel fuel and gasoline) and other chemicals are subject to environmental protection and operational safety laws and regulations that may expose us to significant costs and liabilities, which could have a material and adverse effect on our business.

As of December 31, 2020, the Company had divested its quick lube business but in December 2021 acquired four quick lube operations. As of December 31, 2021, the Company was no longer dispensing gasoline or diesel fuels at any location. The historical transportation of motor fuels such as gasoline and diesel by third-party transporters, the ongoing transportation of petroleum products and other chemicals by the Company, as well as their associated storage at our current and past locations is subject to various federal, state and local environmental laws and regulations, including those relating to ownership and operation of underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to regulated materials, and the health and safety of employees. These laws and regulations may impose numerous obligations, including acquisition of, or applications for, permits, licenses, or other approvals before conducting regulated activities; restrictions on the types, quantities and concentration of materials that may be released into the environment; requiring capital expenditures to comply with pollution control requirements.

Numerous federal and state governmental authorities have the power to enforce compliance with these laws and regulations and the permits, licenses and approvals issued under them, which can often require difficult and costly actions. Failure to comply with these existing laws and regulations or any newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties or other sanctions, the imposition of investigative, remedial or corrective action obligations and the issuance of orders enjoining future operations in particular areas or imposing additional compliance requirements on such operations. Moreover, environmental regulations are becoming more restrictive with limitations on activities that may adversely affect the environment, and which may result in increased costs of compliance.

Where releases of motor fuels, petroleum products, chemicals or other substances or wastes have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet applicable clean-up standards. Certain environmental laws impose strict, joint and several liability for costs required to clean-up and restore sites where motor fuels, petroleum products, chemicals or other waste products have been disposed or otherwise released. The costs associated with the investigation and remediation of contamination, as well as any associated third-party claims for damages or to impose corrective action obligations, could be substantial and could have a material adverse effect on us.

Government regulations, weather conditions including drought and natural hazards may affect the availability of water supplies for use at our car wash locations.

Our ability to meet the existing and future water demands at our car wash locations depends on adequate supplies of water. Generally, the water used in our car wash locations is sourced from rivers, lakes, streams and groundwater aquifers and, in some limited instances, through onsite groundwater wells. As such, we typically do not own the water that we use in our operations but instead are dependent on local public and/or private water agencies for most of the water used. Accordingly, governmental restrictions on water use may result in decreased access to water supplies or to temporary suspension of water usage from time to time.

Climate change, drought, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water and our access to water supplies. Ongoing drought conditions currently exist in several areas of the United States, particularly in the western states, where we operate. Governmental restrictions on water use may also result in decreased access to water supplies, which may adversely affect our financial condition and results of operations. Water service interruptions are also possible due to severe weather events, including winter storms and freezing conditions in colder climate locations, high wind conditions in areas known to experience tornados, earthquakes in areas known to experience seismic activity, high water conditions in areas located in or near designated flood plains, hurricanes, and severe electrical storms.

Any interruption in our ability to access water could materially and adversely affect our results of operations and financial condition. Furthermore, losses from business interruptions or damage to our facilities might not be covered by our insurance policies and such losses may make it difficult for us to secure insurance coverage in the future at acceptable rates.

Risks Related to Intellectual Property, Information Technology and Data Privacy

We are subject to data security and privacy risks that could negatively impact our results of operations or reputation.

We collect, process, transmit and store personal, sensitive and confidential information, including our proprietary business information and that of consumers (including UWC Members), employees and suppliers. The secure processing, maintenance and transmission of this information is critical to our operations.

Our systems and those of our third-party service providers and business partners may be vulnerable to security breaches, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human error or other similar events. We have been subject to cyber-attacks and attempts in the past and may continue to be subject to such attacks in the future. Though no such incident to date has had a material impact on our business, we cannot guarantee that we will not experience material or adverse effects from any future incident. If unauthorized parties gain access to our networks or databases, or those of our third-party service providers or business partners, they may be able to access, publish, delete, use inappropriately, or modify our own or third-party personal, sensitive or confidential information, including credit card information and personal identification information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in the unauthorized release of personal, sensitive or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations. Any such breach, attack, virus or other event could result in costly investigations and litigation, government enforcement actions, civil or criminal penalties, fines, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could materially and adversely affect our brand, business, results of operations and financial condition. These costs and losses may not be adequately covered by applicable insurance coverage or other contractual rights available to us.

In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements across our business. Various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which, among other things, requires additional disclosures to California consumers, affords such consumers additional abilities to opt out of certain sales of personal information and creates a potentially severe statutory damages framework for violations, which took effect on January 1, 2020. Further, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (the "CPRA"), which amends and expands the CCPA with additional data privacy compliance requirements that may adversely impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. The effects, and penalties for violations, of the CCPA and the CPRA are potentially significant, and may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Further, our operations are subject to the Telephone Consumer Protection Act (the “TCPA”), and similar state laws, and we have received in the past, and may receive in the future, claims alleging violations by us of the same. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity and liability. As privacy and information security laws and regulations change, we may incur additional compliance costs.

Further, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard ("PCI Standard"), issued by the Payment Card Industry Security Standards Council, with respect to payment card information. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment related systems could have a material adverse effect on our business, results of operations and financial condition. If there are amendments to the PCI Standard, the cost of recompliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result. If we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our retail operations and the UWC program.

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

Our success depends in part on our brand image and our ability to enforce and defend our intellectual property and other proprietary rights and differentiate ourselves from our competitors. We rely upon a combination of trademark, patent, trade secret, copyright, and unfair competition laws, and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our management-level employees and consultants to enter into confidentiality and assignment of inventions agreements. We cannot assure you that the steps we take to protect our intellectual property and other proprietary rights will be adequate to prevent the infringement or other violation of such rights by others, including the imitation and misappropriation of our brand, which could damage our brand identity and the goodwill we have created, causing sales to decline. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property or the intellectual property of our third-party licensors, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, which is expensive and could exceed applicable insurance coverage, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain sufficient rights to use third-party intellectual property could harm our business and ability to compete.

We may be subject to infringement claims.

Although we believe that our services and operations do not infringe upon or otherwise violate the proprietary rights of third parties, we cannot guarantee that we do not, and will not in the future, infringe or otherwise violate the proprietary rights of third parties. Third parties have in the past, and may in the future, assert infringement or other intellectual property violation claims against us with respect to future products, services or operations. Any claim from a third party may result in a limitation on our ability to use our intellectual property. Even if we believe that intellectual property related claims are without merit, defending against such claims is time-consuming, expensive and could result in the diversion of the time and attention of our management and employees. Claims of intellectual property infringement are inherently uncertain, and might require us to redesign affected services, enter into costly settlement or license agreements, pay costly damage awards for which we may not have insurance coverage, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstances, may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our business, results of operations, and financial condition could be materially and adversely affected.

Risks Related to Ownership of Our Common Stock

Stockholders’ ability to influence corporate matters may be limited because a small number of stockholders beneficially own a substantial amount of our common stock and continue to have substantial control over us.

As of December 31, 2021, the Company is controlled by LGP, which currently owns approximately 73% of our common stock. As a result, LGP will be able to exert a controlling influence over all matters requiring stockholder approval, including the nomination and election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or its assets. Even if LGP were to own or control less than a majority of our total outstanding shares of common stock, it will be able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of common stock.

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

Moreover, holders of approximately 73% of our outstanding common stock as of the date of this Annual Report on Form 10-K have rights, pursuant to the Stockholders Agreement, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. A registration statement covering such shares has been filed and has been declared effective. Any sales of securities by these stockholders could have a material and adverse effect on the trading price of our common stock.

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

For so long as LGP continues to control a majority of our outstanding common stock, we will be a “controlled company” within the meaning of New York Stock Exchange corporate governance standards. A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of New York Stock Exchange rules and may elect not to comply with certain corporate governance requirements of The New York Stock Exchange, including:

•
the requirement that a majority of our board of directors ("Board") consist of independent directors;
•
the requirement that we have a nominating and corporate governance committee of the Board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•
the requirement that we have a compensation committee of the Board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

While we currently do not rely on these exemptions, we may elect to so rely on any or all of the applicable exemptions for so long as we remain a "controlled company". As a result, in the future our Board and those committees may have more directors who do not meet New York Stock Exchange independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The New York Stock Exchange.

We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups ("JOBS") Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include being permitted to have only two years of management’s discussion and analysis of financial condition and results of operations disclosures in this Annual Report on Form 10-K; being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.

We may remain an “emerging growth company” until as late as December 31, 2026, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.07 billion in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year, or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three-year period. If some investors find our common stock less attractive as a result of us utilizing some or all of these exemptions or forms of relief, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

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
•
establishing advance notice requirements for nominations for election to the Board or for proposing matters that can be acted upon at annual stockholder meetings; and
•
requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our certificate of incorporation or bylaws if LGP ceases to beneficially own, in the aggregate, at least 50% of the voting power of our common stock.

These provisions could discourage, delay or prevent a transaction involving a change in control. They could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take corporate actions other than those that stockholders desire.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware or federal district courts of the United States will be the sole and exclusive forum for certain types of lawsuits, which could limit our shareholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our shareholders,

(iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or the amended and restated certificate of incorporation or the proposed bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware (or the federal district court for the District of Delaware or other state courts of the State of Delaware if the Court of Chancery in the State of Delaware does not have jurisdiction). The amended and restated certificate of incorporation and amended and restated bylaws also require that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers. These provisions would not apply to any suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

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

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors purchasing shares of our common stock.

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

The stock market has historically experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease 25,350 and own 27,973 square feet of office space at our corporate headquarters in Tucson, Arizona. As of December 31, 2021, we leased 341 locations and owned 55 locations. The chart below provides a breakdown of our operating car wash locations as of December 31, 2021:

State	Locations
Alabama	13
Arizona	15
California	39
Colorado	6
Florida	65
Georgia	21
Idaho	6
Illinois	1
Iowa	14
Maryland	2
Michigan	28
Minnesota	17
Mississippi	8
Missouri	6
New Mexico	18
Pennsylvania	4
Tennessee	16
Texas	72
Utah	17
Washington	15
Wisconsin	13
Total	396

In December 2021, we acquired four quick lube operations that are co-located with car washes in Florida. These are included in the 65 Florida locations referenced in the table above.

Item 3. Legal Proceedings

We are from time to time subject to various claims, lawsuits and other legal proceedings, including intellectual property claims. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management’s estimates prove incorrect, we could incur a charge to earnings which could have a material and adverse effect on our business, results of operations, and financial condition. We are not party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has traded on The New York Stock Exchange (“NYSE”), under the symbol “MCW” since our initial public offering in June 2021. Prior to that time, there was no public market for our common stock.

Holders of Record

As of March 15, 2022, there were 1,311 holders of record of our common stock. This number excludes stockholders whose stock is held in street name by banks, brokers and other nominees.

Dividend Policy

We currently intend to retain any future earnings to fund the development and expansion of our business, and, therefore, we do not anticipate paying cash dividends on our share capital in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions, restrictions under our Credit Facilities and any other agreements governing our indebtedness and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Equity Securities

During the quarter ended December 31, 2021, we did not repurchase any equity securities that were not registered under the Securities Act.

Stock Performance Graph

The following graph compares the cumulative stockholder return since June 25, 2021, the date our common stock began trading on NYSE with NASDAQ Composite Index, S&P 500 Index, and Russell 2000 Index. The graph assumes that the value of the investment in our stock and in each index was $100 at June 25, 2021, and that all dividends were reinvested.

	6/25/21	6/30/21	7/30/21	8/31/21	9/30/21	10/29/21	11/30/21	12/31/21
Mister Car Wash, Inc.	$100.00	$106.06	$102.66	$94.53	$89.90	$90.34	$79.11	$89.70
NASDAQ Composite	$100.00	$101.00	$102.17	$106.26	$100.61	$107.92	$108.20	$108.95
S&P 500	$100.00	$100.39	$102.68	$105.65	$100.63	$107.58	$106.69	$111.34
Russell 2000	$100.00	$98.98	$95.37	$97.40	$94.43	$98.41	$94.20	$96.18

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” or in other sections of this Annual Report on Form 10-K.

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand, offering express exterior and interior cleaning services to customers across 396 car wash locations in 21 states as of December 31, 2021. Founded in 1996, we employ an efficient, repeatable, and scalable process, which we call the “Mister Experience,” to deliver a clean, dry, and shiny car every time. The core pillars of the “Mister Experience” are greeting every customer with a wave and smile, providing them the highest quality car wash, and delivering the experience quickly and conveniently. We offer a monthly subscription program, which we call the Unlimited Wash Club ("UWC"), as a flexible, quick, and convenient option for customers to keep their cars clean. As of December 31, 2021 and 2020, we had approximately 1.7 million and approximately 1.2 million UWC Members, respectively. For the years ended December 31, 2021 and 2020, UWC sales represented 64% and 62% of our total wash sales, respectively, and UWC volume represented 72% and 68% of our total wash volume, respectively. Our scale and over 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure and technology that improve speed of service, quality, and sustainability and realize strong financial performance.

Factors Affecting Our Business and Trends

We believe that our business and growth depend on a number of factors that present significant opportunities for us and may pose risks and challenges, including those discussed below and in Part I, Item 1A. "Risk Factors" included elsewhere in this Annual Report on Form 10-K.

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

Impact of COVID-19

Keeping our customers and team members safe has been the highest priority for Mister Car Wash throughout the COVID-19 pandemic. We closely monitored the national and local government health guidelines in each of our communities, and we implement measures in response to COVID-19 and its variants throughout all aspects of our business and in all of our locations. See Part I, Item 1A. “Risk Factors—Risks Relating to Our Business— The ongoing pandemic related to COVID-19 and its variants has materially and adversely affected our business, financial condition and results of operations and may continue to do so” included elsewhere in this Annual Report on Form 10-K.

At the onset of the COVID-19 pandemic in March and April 2020, we temporarily suspended operations at more than 300 of our locations, furloughed approximately 5,500 of our hourly car wash team members and paused UWC membership billing.

By the end of May 2020, all of our locations were safely reopened and offering express exterior cleaning services, including exterior-only services at Interior Cleaning Locations, we rehired a majority of our team members and we surpassed all-time highs in UWC membership. By the end of 2020, we also repaid 100% of our deferred rent and successfully resumed both greenfield development initiatives and acquisition activity. Although our actions at the beginning of the COVID-19 pandemic impacted our financial results in 2020, we believe that our people-first approach engendered goodwill and loyalty among our team members and our customers, and allowed us to emerge an even stronger business.

Greenfield Location Development

Our primary historical growth strategy has involved acquiring local and regional car wash operators, upgrading the facilities and equipment, training the team to provide the “Mister Experience” and converting the site to the “Mister” brand. More recently, we have also grown through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and anticipate further pursuit of this strategy in the future. During 2021, we successfully opened a total of 17 greenfield locations, with the expectation of driving the majority of our future location growth through greenfield development. We believe such a strategy will drive a more controllable pipeline of unit growth for future locations in existing and adjacent markets.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Business Acquisitions

In 2021, we completed five business acquisitions of 37 properties. Following acquisition, we implement a variety of operational improvements to unify branding and enhance profitability. As soon as feasible, we fully integrate and transition acquired locations to the “Mister” brand and make investments to improve site flow, upgrade tunnel equipment and technology, and install our proprietary Unity Chemical system, which is a unique blend of our signature products utilizing the newest technology and services to make a better car wash experience for our customers. We also establish member-only lanes, optimize service offerings and implement training initiatives that we have successfully utilized to improve team member engagement and drive UWC growth post-acquisition. The costs associated with these onboarding initiatives, which vary by site, can impact the comparability of our results.

The comparability of our results may also be impacted by the inclusion of financial performance of our acquisitions that have not delivered a full fiscal year of financial results under Mister Car Wash’s ownership.

Divestitures

During the year ended December 31, 2021, we did not consummate any significant divestitures.

As of December 31, 2020, we closed or sold all of our quick lube facilities. This divestment did not meet the criteria to be reported as a discontinued operation and accordingly its results of operations have not been reclassified. We recognized a gain of $29.8 million for the year ended December 31, 2020. See Note 17 Dispositions in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Financial and Operating Data
Location count (end of period)	396	342
Comparable store sales growth	32%	(11)%
UWC Members (in thousands, end of period)	1,656	1,233
UWC sales as a percentage of total wash sales	64%	62%
Net (loss) income	$(22,045)	$60,403
Net (loss) income margin	(2.9)%	10.5%
Adjusted EBITDA	$254,348	$161,084
Adjusted EBITDA margin	33.5%	28.0%

Location Count (end of period)

Our location count refers to the total number of car wash locations operating at the end of a period, inclusive of new greenfield locations, acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions and closings, have, and will continue to have, an impact on our performance. In fiscal year 2021, we increased our location count by 54 locations, including 17 greenfield locations, 37 business acquisition locations, and one asset purchase location, partially offset by one closed location. In fiscal year 2020, we increased our location count by 20 locations, including 12 greenfield locations and 10 acquired locations, partially offset by two closed locations.

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

Opening new locations is a primary component of our growth strategy and as we continue to execute on our growth strategy, we expect that a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy. During 2021, comparable store sales increased to 32% compared to a decline of 11% in 2020.

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 1.7 million and approximately 1.2 million UWC Members as of December 31, 2021 and 2020, respectively. Our UWC program grew by approximately 0.5 million UWC Members, from December 31, 2020 to December 31, 2021.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our subscription offering. UWC sales were 64% and 62% of our total wash sales for the years ended December 31, 2021, and 2020, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP measure of our financial performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Adjusted EBITDA is defined as net (loss) income before interest expense, net, income tax provision (benefit), depreciation and amortization expense, (gain) loss on sale of assets, gain on sale of quick lube facilities, dividend recapitalization fees and payments, loss on early debt extinguishment, stock-based compensation expense, acquisition expenses, management fees, non-cash rent expense, expenses associated with securities offerings, and other nonrecurring charges. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues for a given period.

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

•
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

Our Adjusted EBITDA was approximately $254.3 million and $161.1 million for the years ended December 31, 2021 and 2020, respectively. Our Adjusted EBITDA margin was 34% and 28% for the years ended December 31, 2021 and 2020, respectively. The increases experienced in the year ended December 31, 2021 compared to the prior year are primarily attributable to our car wash locations remaining open and operating for the entirety of the year ended December 31, 2021 and the increase in the number of UWC Members participating in our UWC program. The Adjusted EBITDA and Adjusted EBITDA margin results in 2020 are attributable to the impacts of COVID-19, the mix shift to exterior cleaning services, changes to our labor staffing model, other improvements in store operating costs and the divestiture of our quick lube facilities. The following is a reconciliation of our net (loss) income to Adjusted EBITDA for the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Reconciliation of net (loss) income to Adjusted EBITDA:
Net (loss) income	$(22,045)	$60,403
Interest expense, net	39,424	64,009
Income tax (benefit) provision	(25,093)	16,768
Depreciation and amortization expense	50,559	45,289
Gain on sale of assets (a)	(23,188)	(8,115)
Gain on sale of quick lube facilities	—	(29,773)
Dividend recapitalization fees and payments (b)	—	650
Loss on extinguishment of debt	3,204	1,918
Stock-based compensation expense (c)	216,579	1,493
Acquisition expenses (d)	4,617	2,163
Management fees (e)	500	250
Non-cash rent expense (f)	1,659	3,695
Expenses associated with initial public offering (g)	1,599	—
Expenses associated with secondary public offering (h)	498	—
Other (i)	6,035	2,334
Adjusted EBITDA	$254,348	$161,084
Net revenues	$758,357	$574,941
Adjusted EBITDA margin	33.5%	28.0%
(a)
Consists of (gains) and losses on the disposition of assets associated with sale leaseback transactions, store closures or the sale of property and equipment.
(b)
Represents payments to holders of our stock options made pursuant to anti-dilution provisions in connection with dividends paid to holders of our common stock and legal fees related to dividend recapitalizations.
(c)
Represents non-cash expense associated with our share-based payments, including approximately $201.9 million in stock-based compensation expense associated with our performance-based vesting stock options that vested on the consummation of our initial public offering in June 2021.
(d)
Represents expenses incurred in strategic acquisitions, including professional fees for accounting and auditing services, appraisals, legal fees and financial services, one-time costs associated with supplies for rebranding the acquired stores, and distinct travel expenses for related, distinct integration efforts by team members who are not part of our dedicated integration team.
(e)
Represents management fees paid to Leonard Green & Partners, L.P. ("LGP") in accordance with our management services agreement, which terminated on the consummation of our initial public offering in June 2021.
(f)
Represents the difference between cash paid for rent expense and U.S. GAAP rent expense.
(g)
Represents nonrecurring expenses associated with the consummation of our initial public offering in June 2021.
(h)
Represents nonrecurring expenses incurred by us in connection with the secondary public offering in August 2021.
(i)
Consists of other nonrecurring or discrete items as determined by management not to be reflective of our ongoing operating performance, such as costs associated with our one-time rebranding initiative costs, severance pay, non-deferred legal fees and other expenses related to credit agreement amendments, legal settlements and legal fees related to contract terminations, and nonrecurring strategic project costs.

Components of Our Results of Operations

Net Revenues

We recognize revenue in two main streams: (i) the UWC program that entitles the customer to unlimited washes for a monthly subscription fee, cancellable at any time and (ii) retail car washes and other services. In the UWC program, we enter into a contract with the customer that falls under the definition of a customer contract under ASC 606, Revenue from Contracts with Customers. Customers are automatically charged on a credit card or debit card on the same date of the month that they originally signed up. Our performance obligations are to provide unlimited car wash services for a monthly fee. Revenue from the UWC program is recognized ratably over the month in which it is earned and amounts unearned are recorded as deferred revenue on the consolidated balance sheets; all amounts recorded as deferred revenue at year-end are recognized as revenue in the following year. Revenue from retail car wash and other services is recognized at the point in time at which services are rendered and the customer pays with cash, debit card, or credit card. Revenues are net of sales tax, refunds, and discounts applied as a reduction of revenue at the time of payment.

Store Operating Costs

Store operating costs consist of cost of labor and chemicals and other car wash store operating expenses.

Cost of Labor and Chemicals

Cost of labor and chemicals include compensation expenses associated with car wash employees, maintenance employees, warehouse employees, and chemicals and associated supplies. The related employee benefits for the aforementioned employees, such as taxes, insurance, and workers compensation, are also included in the cost of labor and chemicals in the consolidated statement of operations and comprehensive income (loss) included elsewhere in this Annual Report on Form 10-K.

Other Store Operating Expenses

Other store operating expenses includes all other costs related to the operations of car wash and warehouse locations such as credit card fees, car damages, office and lobby supplies, information technology costs associated with the locations, telecommunications, advertising, non-healthcare related insurance, rent, repairs and maintenance related to assets, utilities, property taxes, and depreciation expense on assets at the car wash and warehouse locations.

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

We will continue to incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relations expenses. We expect such expenses to further increase after we are no longer an emerging growth company. These costs will generally be expensed under general and administrative expenses in the consolidated statement of operations and comprehensive income (loss) included elsewhere in this Annual Report on Form 10-K.

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

We have adopted a more likely than not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. We recognize interest and penalties related to uncertain tax positions in income tax provision (benefit) in the consolidated statement of operations and comprehensive income (loss) included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The results of operations data for the years ended December 31, 2021 and 2020 have been derived from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2021		2020
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$758,357	100%	$574,941	100%
Store operating costs:
Cost of labor and chemicals	265,171	35%	193,971	34%
Other store operating expenses	266,069	35%	224,419	39%
General and administrative	254,815	34%	51,341	9%
Gain on sale of assets	(23,188)	(3)%	(37,888)	(7)%
Total costs and expenses	762,867	101%	431,843	75%
Operating (loss) income	(4,510)	(1)%	143,098	25%
Other expense:
Interest expense, net	39,424	5%	64,009	11%
Loss on extinguishment of debt	3,204	0%	1,918	0%
Total other expense	42,628	6%	65,927	11%
(Loss) income before taxes	(47,138)	(6)%	77,171	13%
Income tax (benefit) provision	(25,093)	(3)%	16,768	3%
Net (loss) income	$(22,045)	(3)%	$60,403	11%

Net Revenues

	Year Ended December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Net revenues	$758,357	$574,941	$183,416	32%

Net revenues were $758.4 million for the year ended December 31, 2021, compared to $574.9 million for the year ended December 31, 2020, an increase of $183.5 million, or 32%. The increase in revenue was primarily attributable to an increase of $207.6 million in car wash revenue and was partially offset by a $23.7 million decrease in oil change revenue as a result of the sale of our quick lube facilities in December 2020. The increase in revenues for the year ended December 31, 2021, compared to December 31, 2020, also reflects the impact of actions taken in 2020 in response to the COVID-19 pandemic, including a temporary suspension of operations at more than 300 car wash locations, as well as the temporary removal of all interior cleaning services through August 2020. Moreover, comparable store sales growth for the year ended December 31, 2021 was 32%, compared to a decline of 11% for the year ended December 31, 2020.

Store Operating Costs

Cost of Labor and Chemicals

	Year Ended December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Cost of labor and chemicals	$265,171	$193,971	$71,200	37%
Percentage of net revenues	35%	34%

Cost of labor and chemicals was $265.2 million for the year ended December 31, 2021, compared to $194.0 million for the year ended December 31, 2020, an increase of $71.2 million, or 37%. The increase in the cost of labor and chemicals was primarily driven by the recognition of stock-based compensation expense of $31.3 million related to our performance-based vesting stock options that vested on the consummation of our initial public offering in June 2021, an increase in labor and benefits of $41.9 million in connection with the increase in wash volume, and an increase in crew wage rates, partially offset by our redesigned labor staffing model. Further, these year over year increases were partially offset by a decrease of $12.0 million in labor and chemical costs from the sale of our quick lube facilities in December 2020.

Other Store Operating Expenses

	Year Ended December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Other store operating expenses	$266,069	$224,419	$41,650	19%
Percentage of net revenues	35%	39%

Other store operating expenses were $266.1 million for the year ended December 31, 2021, compared to $224.4 million for the year ended December 31, 2020, an increase of $41.7 million, or 19%. The increase in other store operating expenses was attributable to an increase in volume and other non-essential costs that were deferred into 2021 because of COVID-19. The increase is also attributable to increase in comparable store sales growth of 32% and the year-over-year addition of 54 locations, partially offset by a decrease in other store operating expenses from the sale of our quick lube facilities in December 2020. Rent expense increased with the addition of 26 new real estate leases, which was partially offset by rental income on subleases following the sale of our quick lube facilities in December 2020.

General and Administrative

	Year Ended December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
General and administrative	$254,815	$51,341	$203,474	396%
Percentage of net revenues	34%	9%

General and administrative expenses were $254.8 million for the year ended December 31, 2021, compared to $51.3 million for the year ended December 31, 2020, an increase of $203.5 million, or 396%. The increase in general and administrative expenses was primarily attributable to the recognition of stock-based compensation expense of $170.7 million related to our performance-based vesting stock options that vested on the consummation of our initial public offering in June 2021, $0.5 million of expenses associated with our August 2021 secondary offering, an increase of approximately $11.7 million in general and administrative expenses in 2021 due to increase in headcount, in comparison to the 2020 decrease related to the COVID-19 pandemic, which was driven by a furlough of corporate employees, temporary reductions in pay, temporary closures of corporate offices, and reductions in other administrative expenses, and the increased costs of being a public company.

Gain on Sale of Assets

	Year Ended December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Gain on sale of assets	$(23,188)	$(37,888)	$14,700	(39)%
Percentage of net revenues	(3)%	(7)%

Gain on sale of assets reflected a gain of $23.2 million for the year ended December 31, 2021, compared to a gain of $37.9 million for the year ended December 31, 2020. The gain on sale of assets in 2021 was primarily driven by gains associated with our sale-leaseback transactions. The gain on sale of assets in 2020 was attributable to the sale of our quick lube facilities and gains associated with our sale-leaseback transactions.

Other Income (Expense), Net

	Year Ended December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Other expense	$42,628	$65,927	$(23,299)	(35)%
Percentage of net revenues	6%	11%

Other expense, net reflected an expense of $42.6 million for the year ended December 31, 2021, compared to an expense of $65.9 million for the year ended December 31, 2020, a decrease of $23.3 million, or 35%. The decrease in other expense was primarily driven by a $24.6 million reduction on interest expense, resulting from the June 2021 pay down of our First Lien Term Loan pursuant to the Amended First Lien Credit Agreement and the pay-off of our Second Lien Term Loan pursuant to the Amended Second Lien Credit Agreement, partially offset by a $1.3 million increase in loss on early extinguishment of debt.

Income Tax (Benefit) Provision

	Year Ended December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Income tax (benefit) provision	$(25,093)	$16,768	$(41,861)	(250)%
Percentage of net revenues	(3)%	3%

Income tax (benefit) provision reflected a benefit of $25.1 million for the year ended December 31, 2021, compared to a provision of $16.8 million for the year ended December 31, 2020. The increase in income tax (benefit) was primarily attributable to the Company’s loss before income taxes recorded during 2021 as a result of stock-based compensation expense. Additional income tax benefits were also recorded in 2021 related to the Company’s expected income tax deductions related to stock option exercises, net of income tax expense related to non-deductible executive compensation.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, pursue greenfield expansion and acquisitions and to service our indebtedness. Historically, these cash requirements have been met through funds raised by the sale of common equity, utilization of our Revolving Commitment, First Lien Term Loan, Second Lien Term Loan, sale-leaseback transactions and cash provided by operations. As of December 31, 2021 and December 31, 2020, we had cash and cash equivalents of $19.7 million and $114.6 million, respectively, and $149.5 million and $75.0 million, respectively, of available borrowing capacity under our Revolving Commitment. On June 4, 2021, we entered into an amendment to our amended and restated First Lien

Credit Agreement to, among other things, increase the commitments under the Revolving Commitment from $75.0 million to $150.0 million. In December 2021, in connection with the Clean Streak Ventures acquisition, we entered into Amendment No. 3 to Amended and Restated First Lien Credit Agreement (“Amended First Lien Credit Agreement”) increasing the principal term loan borrowings by $290 million to $903 million. For a description of our Credit Facilities, please see Note 9 Debt in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2021, we were in compliance with the covenants under our Credit Facilities and we expect to comply with our covenants in the next 12 months from the issuance date of the financial statements included in this Annual Report on Form 10-K.

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

For 2022, we expect to invest approximately $285 million to $315 million in capital expenditures, with the majority of expenditures relating to the development and opening of approximately 33 greenfield locations. We also routinely enter into sale-leaseback agreements and expect to realize approximately $140 million to $150 million in proceeds through these transactions during fiscal year 2022.

Cash Flows for the Years Ended December 31, 2021 and 2020

The following table shows summary cash flow information for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Net cash provided by operating activities	$173,354	$101,846
Net cash used in investing activities	(543,832)	(13,353)
Net cash provided by financing activities	272,462	22,676
Net change in cash and cash equivalents, and restricted cash during period	$(98,016)	$111,169

Operating Activities. Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation expense, property and equipment depreciation, gains on disposal of property and equipment, amortization of leased assets and deferred income taxes, as well as the effect of changes in other working capital amounts.

For the year ended December 31, 2021, net cash provided by operating activities was $173.4 million and was comprised of net loss of $22.0 million, increased by $257.0 million related to non-cash adjustments and an increase of $216.6 million for stock-based compensation expense. Stock-based compensation expense included $201.9 million associated with performance vesting options which vested upon completion of the initial public offering in June 2021. Other non-cash adjustments included depreciation and amortization, loss on extinguishment of debt and deferred income tax. Changes in working capital decreased cash provided by operating activities by $61.6 million, primarily due to $34.3 million of payments towards operating lease liabilities, decreased other noncurrent liabilities coupled with a $18.5 million increase in other receivables. The increase in other receivables was driven by $8.5 million payroll tax withholding and exercise proceeds receivables, $4.9 million of income tax receivables, and $5.6 million of construction receivables associated with an increased number of build-to-suit arrangements.

For the year ended December 31, 2020, net cash provided by operating activities was $101.8 million and was comprised of net income of $60.4 million, increased by $67.9 million related to non-cash adjustments, comprised primarily of depreciation and amortization and deferred taxes, offset by gains on the disposal of property and equipment. The gains on sale of property and equipment consists mainly of the sale of the quick lube facilities. Changes in working capital decreased cash used in operating activities by $26.4 million, primarily due to a decrease in the operating lease liability, deferred revenue and accounts payable partially offset by the increase in accrued expenses.

Investing Activities. Our net cash used in investing activities primarily consists of purchases and sale of property and equipment and acquisition of car washes.

For the year ended December 31, 2021, net cash used in investing activities was $543.8 million and was primarily comprised of investment in property and equipment to support our greenfield and other initiatives, and the acquisition of car washes, partially offset by sale-leaseback transactions and the sale of property and equipment.

For the year ended December 31, 2020, net cash used in investing activities was $13.4 million and was primarily comprised of investment in property and equipment primarily to support our greenfield and other initiatives, and the acquisition of car washes, partially offset by the sale of property and equipment including sale-leaseback transactions and the sale of our quick lube facilities.

Financing Activities. Our net cash provided by financing activities primarily consists of proceeds from our initial public offering along with proceeds and payments on our long-term debt and Revolving Commitment.

For the year ended December 31, 2021, net cash provided by financing activities was $272.5 million and was primarily comprised of proceeds from our initial public offering and long-term debt, partially offset by payments of offering costs pursuant to initial public offering, long-term debt, and debt issuance costs.

For the year ended December 31, 2020, net cash provided by financing activities was $22.7 million and was primarily comprised of proceeds from our long-term debt, partially offset by payments of debt on our revolver.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, goodwill and other intangible assets, income taxes and stock-based compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

See Note 2 Summary of Significant Accounting Policies in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a description of our other significant accounting policies. We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration we expect to receive for those services or goods. We have two primary sources of revenue. First, we offer the UWC program to our customers. UWC entitles a UWC Member to unlimited washes for a monthly fee, cancellable at any time. UWC Members are automatically charged on a credit or debit card on the same day of the month that they originally signed up. The UWC revenue is recognized ratably over the month in which it is earned and amounts unearned are recorded as deferred revenue on the consolidated balance sheets based on the date of the re-charge. Second, the revenue from car wash and, prior to 2021, quick lube services is recognized at the point in time services are rendered and the customer pays. Discounts are applied as a reduction of revenue at the time of payment.

The timing of recognition does not require significant judgment as it is based on the UWC monthly charge and deferral or the date of car wash sale, none of which require a significant amount of estimation. However, in determining the amount and timing of revenue from contracts with customers, we make judgments as to whether uncertainty as to collectibility of the consideration that we are owed precludes recognition of the revenue on an accrual basis. These judgments are based on the facts specific to each circumstance. Primary factors considered include past payment history and our subjective assessment of the likelihood of receiving payment in the future.

Long-lived assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment losses associated with our long-lived assets were recognized during the years ended December 31, 2021, and December 31, 2020.

Goodwill

Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level annually on October 31 or more frequently if events or changes in circumstances indicate that the asset may be impaired. We first assess qualitative factors to determine whether events or circumstances existed that would lead us to conclude it is more likely than not that the fair value of the reporting unit is below its carrying amount. If we determine that it is more likely than not that the fair value of the reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported as impairment of goodwill in our consolidated statements of operations and comprehensive income (loss). No impairment losses associated with our goodwill were recognized during the years ended December 31, 2021, and December 31, 2020.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We classify all deferred income tax assets and liabilities as noncurrent on our balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the provision for (benefit from) income taxes on the consolidated statement of operations and comprehensive income (loss) in the period that includes the enactment date.

We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax planning strategies and projected future taxable income. We believe it is more likely than not that our federal deferred tax assets will be realized in the future based primarily on the timing and reversal of existing taxable temporary differences in that jurisdiction. However, we determined that an amount of our state deferred tax assets is not more likely than not to be realized in the future based primarily on prior years’ cumulative financial results in one state jurisdiction. Refer to Note 8 Income Taxes in our consolidated financial statements and for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation.

We file income tax returns in the U.S. federal and state jurisdictions and believe our accrual for tax liabilities is adequate for all open audit years based on many factors including past experience and interpretations of tax law. We recognize the tax benefit from an uncertain tax position if we believe it is more likely than not that the tax position will be sustained, in a court of last resort, based on the technical merits of the position. This assessment relies on estimates and assumptions and any changes in the recognition or measurement of these benefits or liabilities are reflected in the period in which the change in judgment occurs.

We recognize interest and penalties related to uncertain tax positions within income tax (benefit) provision on our consolidated statement of operations and comprehensive income (loss).

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation cost at grant date, based upon the estimated fair value of the award, and recognize cost as expense using the accelerate attribution method over the employee requisite service period. We estimate the fair value of stock options using Black-Scholes and Monte Carlo option models. We estimate the fair value of stock purchase rights using a Black-Scholes option-pricing model. Restricted stock units are classified as equity and measured at the fair market value of the underlying stock at the grant date. Upon termination unvested time and performance-based options, stock-purchase rights, and restricted stock units are forfeited. We have made a policy election to estimate the number of stock-based compensation awards that are expected to vest to determine the amount of compensation expense recognized in earnings. Forfeiture estimates are revised if subsequent information indicates that the actual number of forfeitures is likely to differ from previous estimates.

We record deferred tax assets for awards that result in deductions in our income tax returns, based upon the amount of compensation cost recognized and our statutory tax rate. The tax effect of differences between the compensation cost of an award recognized for financial reporting purposes and the deduction for an award for tax purposes is recognized as an income tax expense or benefit in the consolidated statements of operations and comprehensive income (loss) in the period in which the tax deduction arises.

Recent Accounting Pronouncements

See the sections titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” and “—Recently issued accounting pronouncements not yet adopted” in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and inflation. All these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

Interest Rate Risk

Our First Lien Term Loan bears interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2021, we had $903.3 million of variable rate debt outstanding under our First Lien Term Loan. As of December 31, 2020, we had $827.6 million of variable-rate debt outstanding under our First Lien Term Loan. Based on the balance outstanding under our First Lien Term Loan as of December 31, 2021, an increase or decrease of 10% in the effective interest rate on the First Lien Term Loan would cause an increase or decrease in interest expense of approximately $2.8 million over the next 12 months.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mister Car Wash, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mister Car Wash, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Phoenix, Arizona

March 25, 2022

We have served as the Company’s auditor since 2018.

Mister Car Wash, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	As of
	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$19,738	$114,647
Restricted cash	120	3,227
Accounts receivable, net	1,090	1,397
Other receivables	22,796	4,258
Inventory, net	6,334	6,415
Prepaid expenses and other current assets	8,766	5,026
Total current assets	58,844	134,970

Property and equipment, net	472,448	263,034
Operating lease right of use assets, net	718,533	681,538
Other intangible assets, net	129,820	127,019
Goodwill	1,060,221	737,415
Other assets	8,236	4,477
Total assets	$2,448,102	$1,948,453

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,346	$24,374
Accrued payroll and related expenses	16,963	12,531
Other accrued expenses	20,201	19,157
Current maturities of debt	—	8,400
Current maturities of operating lease liability	37,345	33,485
Current maturities of finance lease liability	559	495
Deferred revenue	27,815	24,505
Total current liabilities	130,229	122,947

Long-term portion of debt, net	896,336	1,054,820
Operating lease liability	717,552	685,479
Financing lease liability	15,359	15,917
Long-term deferred tax liability	22,603	46,082
Other long-term liabilities	8,871	6,558
Total liabilities	1,790,950	1,931,803

Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 300,120,451 and 261,907,622 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	3,007	2,622
Additional paid-in capital	752,343	91,523
Accumulated other comprehensive income (loss)	225	(1,117)
Accumulated deficit	(98,423)	(76,378)
Total stockholders’ equity	657,152	16,650
Total liabilities and stockholders’ equity	$2,448,102	$1,948,453

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenues	$758,357	$574,941	$629,528
Cost of labor and chemicals	265,171	193,971	243,912
Other store operating expenses	266,069	224,419	224,402
General and administrative	254,815	51,341	84,806
(Gain) loss on sale of assets	(23,188)	(37,888)	1,345
Total costs and expenses	762,867	431,843	554,465
Operating (loss) income	(4,510)	143,098	75,063

Other expense:
Interest expense, net	39,424	64,009	67,610
Loss on extinguishment of debt	3,204	1,918	9,169
Total other expense	42,628	65,927	76,779
(Loss) income before taxes	(47,138)	77,171	(1,716)
Income tax (benefit) provision	(25,093)	16,768	(2,636)
Net (loss) income	$(22,045)	$60,403	$920

Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate swap	1,342	(1,117)	—
Total comprehensive (loss) income	$(20,703)	$59,286	$920

Net (loss) income per share:
Basic	$(0.08)	$0.23	$0.00
Diluted	$(0.08)	$0.22	$0.00
Weighted-average common shares outstanding:
Basic	280,215,579	261,773,267	260,479,344
Diluted	280,215,579	275,920,367	272,453,855

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2018	259,722,528	$2,597	$87,922	$—	$37,228	$127,747
Stock-based compensation expense	—	—	2,365	—	—	2,365
Issuance of common stock under employee plans	2,278,340	23	690	—	—	713
Shares repurchased	(251,672)	—	(619)	—	—	(619)
Dividend paid ($0.75 per share)	—	—	—	—	(194,728)	(194,728)
Net income	—	—	—	—	920	920
Balance as of December 31, 2019	261,749,196	$2,620	$90,358	$—	$(156,580)	$(63,602)
Adoption of new accounting standards, net of tax	—	—	—	—	19,798	19,798
Stock-based compensation expense	—	—	1,493	—	—	1,493
Issuance of common stock under employee plans	184,650	2	44	—	—	46
Shares repurchased	(26,224)	—	(372)	—	—	(372)
Loss on interest rate swap	—	—	—	(1,117)	—	(1,117)
Net income	—	—	—	—	60,403	60,403
Balance as of December 31, 2020	261,907,622	$2,622	$91,523	$(1,117)	$(76,378)	$16,650
Issuance of common stock pursuant to initial public offering, net of issuance costs of $29,194	31,250,000	313	439,243	—	—	439,556
Stock-based compensation expense	—	—	216,579	—	—	216,579
Vesting of restricted stock units	7,680	—	—	—	—	—
Issuance of common stock under employee plans	7,289,354	72	7,758	—	—	7,830
Shares repurchased	(334,205)	—	(2,760)	—	—	(2,760)
Gain on interest rate swap	—	—	—	1,342	—	1,342
Net loss	—	—	—	—	(22,045)	(22,045)
Balance as of December 31, 2021	300,120,451	$3,007	$752,343	$225	$(98,423)	$657,152

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(22,045)	$60,403	$920
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	50,559	45,289	39,468
Stock-based compensation expense	216,579	1,493	2,365
Deferred rent	—	—	5,884
(Gain) loss on sale of assets	(23,188)	(37,888)	1,345
Loss on extinguishment of debt	3,204	1,918	9,169
Amortization of deferred debt issuance costs	1,155	1,139	2,151
Accretion of interest	—	—	743
Amortization of lease incentive obligation	—	—	(150)
Non-cash lease expense	36,005	34,280	—
Deferred income tax	(27,330)	21,640	(4,426)
Changes in assets and liabilities:
Accounts receivable, net	540	1,031	(467)
Other receivables	(17,956)	(742)	5,201
Inventory, net	540	935	(215)
Prepaid expenses and other current assets	(3,531)	(58)	(1,022)
Accounts payable	1,827	(2,813)	5,015
Accrued expenses	(6,336)	4,844	4,261
Deferred revenue	1,697	(4,297)	1,412
Operating lease liability	(34,266)	(30,784)	—
Other noncurrent assets and liabilities	(4,100)	5,456	(1,582)
Net cash provided by operating activities	$173,354	$101,846	$70,072

Cash flows from investing activities:
Purchases of property and equipment	(125,764)	(58,744)	(74,580)
Acquisition of car wash operations, net of cash acquired	(514,003)	(33,584)	(82,495)
Proceeds from sale of property and equipment	95,935	23,589	43,254
Proceeds from sale of Oil Change Express	—	55,386	—
Net cash used in investing activities	$(543,832)	$(13,353)	$(113,821)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to initial public offering	468,750	—	—
Proceeds from exercise of stock options	4,972	46	713
Payments for repurchases of common stock	(308)	(372)	(619)
Payments of dividends	—	—	(194,728)
Proceeds from secondary offering for employee tax withholdings	20,859	—	—
Tax withholdings paid on behalf of employees for secondary offering	(20,859)	—	—
Proceeds from debt borrowings	290,000	45,625	1,085,000
Proceeds from revolving line of credit	—	111,681	96,400
Payments on debt borrowings	(456,972)	(8,400)	(818,667)
Payments on revolving line of credit	—	(125,681)	(110,650)
Payments of debt extinguishment costs	(28)	—	—
Payments of debt issuance costs	(4,263)	—	(11,062)
Principal payments on capital lease obligations	—	—	(116)
Principal payments on finance lease obligations	(495)	(223)	—
Principal payments on financing obligations	—	—	(872)
Payments of issuance costs pursuant to initial public offering	(29,194)	—	—
Net cash provided by financing activities	$272,462	$22,676	$45,399

Net change in cash and cash equivalents, and restricted cash during period	(98,016)	111,169	1,650
Cash and cash equivalents, and restricted cash at beginning of period	117,874	6,705	5,055
Cash and cash equivalents, and restricted cash at end of period	$19,858	$117,874	$6,705

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,126	$56,669	$61,051
Cash paid for income taxes	$8,889	$(7,437)	$1,648

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$17,280	$16,625	$5,247
Stock option exercise proceeds in other receivables	$582	$—	$—
Non-cash property and equipment additions from financing obligations	$—	$15,597	$947

Mister Car Wash, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

1. Nature of Business

Mister Car Wash, Inc., together with its subsidiaries (collectively, the "Company"), is a Delaware corporation based in Tucson, Arizona and provider of conveyorized car wash services. The Company operates two location formats: Express Exterior Locations, which offer express exterior cleaning services, and Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services. As of December 31, 2021, the Company operated 396 car washes in 21 states. As of December 31, 2020, the Company operated 342 car washes in 21 states and closed or sold all of its quick lube facilities.

Beginning the end of March 2020 through the first part of April 2020, to ensure the safety of its team members and customers and in compliance with local regulations, the Company temporarily suspended operations at more than 300 of its locations due to the COVID-19 pandemic. During this period, safety protocols were upgraded, and we modified the operating model by temporarily removing all interior cleaning services from locations offering those services. The washes were closed for, on average, 34 days. As the Company opened washes, only exterior cleaning services were offered until July 2020 when interior clean services became available at select locations. In August 2020, all Interior Cleaning Locations were offering interior cleaning services again.

As a result of the temporary suspension of operations, the Company furloughed approximately 5,500 team members, reduced the pay for the remaining team members and amended nearly all leases to allow for up to three months of rent deferrals. None of the amendments resulted in remeasurements. As of December 31, 2021 and 2020, respectively, all back pay for reduced salaries and deferred lease payments had been repaid.

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

Initial Public Offering

In June 2021, the Company completed its initial public offering (“IPO”) of 43,125,000 shares of common stock at a public offering price of $15.00 per share. The Company sold 31,250,000 shares of common stock and the selling stockholders identified in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-256697), filed with the SEC pursuant to Rule 424(b)(4) on June 28, 2021 (the “Prospectus”), sold an aggregate amount of 11,875,000 shares of common stock, which selling stockholder amount included the underwriters' option to purchase up to an additional 5,625,000 shares of common stock. The Company received gross proceeds of approximately $468,750 before deducting underwriting discounts, commissions and offering related issuance costs; the Company did not receive any proceeds from the sale of shares by the selling stockholders. The consolidated financial statements as of December 31, 2021, including share and per share amounts, include the effects of the IPO.

Secondary Public Offering

In August 2021, the Company completed a secondary public offering of 12,000,000 shares of common stock sold by the selling stockholders identified in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-258186), filed with the SEC pursuant to Rule 424(b)(5) on August 24, 2021. The Company did not receive any proceeds from the sale of shares by the selling stockholders, and the Company incurred $498 of expenses in connection with the secondary public offering, which were recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

Segment Disclosure

The Company determined that there is one reportable segment, with activities related to providing car wash services. The car wash locations are geographically diversified and have similar economic characteristics and nature of services. The Company's Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the periods reported. Some of the significant estimates that the Company has made pertain to the determination of deferred tax assets and liabilities; estimates utilized to determine the fair value of assets acquired and liabilities assumed in business combinations and the related goodwill and intangibles; and certain assumptions used related to the evaluation of goodwill, intangibles, and property and equipment asset impairment. Actual results could differ from those estimates.

Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may exceed federally insured limits; however, management does not believe the Company is exposed to any significant credit risk on counter party cash and cash equivalents.

At December 31, 2021, the Company had $120 in restricted cash set aside for the funding of various maintenance expenses. At December 31, 2020, the Company had $3,227 in restricted cash, consisting of $3,000 held in an escrow account on behalf of the Company for the purpose of indemnification pursuant to a purchase agreement and $227 in restricted cash set aside for the funding of various maintenance expenses.

Accounts Receivable, Net

Accounts receivable include amounts due for consumer credit card sales and other trade accounts receivable. Management determines the allowance for doubtful accounts and writes off trade receivables when deemed uncollectible on a specific customer identification basis. Recoveries of trade receivables previously written off are recorded when received. Accounts receivable are presented net of an allowance for doubtful accounts of $70 and $197 at December 31, 2021 and 2020, respectively. The activity in the allowance for doubtful accounts was immaterial for the years ended December 31, 2021 and 2020.

Other Receivables

Other receivables consist primarily of payroll tax withholding and exercise proceeds receivables, construction receivables and insurance receivable from non-healthcare related insurance claims.

The Company recorded a payroll tax withholding and exercise proceeds receivable for amounts due to the Company from a third-party broker for amounts used to cover tax liability and exercise proceeds resulting from employee exercises of share-based payment awards.

For certain build-to-suit lease arrangements, the Company is responsible for the construction of a lessor owned facility using our designs. As construction occurs, the Company will recognize a construction receivable on the Company's consolidated balance sheets due from the lessor. To the extent costs exceed the amount to be reimbursed by the lessor, the Company will consider such costs prepaid rent, which are added to the associated operating lease right of use asset once the lease commences.

The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. The Company will record receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in other receivables. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

	As of
	December 31, 2021	December 31, 2020
Payroll tax withholding and exercise proceeds receivable	$8,477	$-
Construction receivable	5,574	-
Income tax receivable	4,935	1,043
Insurance receivable	2,594	2,052
Other	1,216	1,163
Total other receivables	$22,796	$4,258

Inventory, Net

Inventory, net consists primarily of chemical washing solutions and is stated at the lower of cost or net realizable value using the average cost method. The activity in the reserve for obsolescence accounts was immaterial for the years ended December 31, 2021 and 2020.

Inventory for the periods presented is as follows:

	As of
	December 31, 2021	December 31, 2020
Chemical washing solutions	$6,406	$6,490
Other	52	52
Total inventory, gross	6,458	6,542
Reserve for obsolescence	(124)	(127)
Total inventory, net	$6,334	$6,415

Property and Equipment, Net

Property and equipment purchased are stated at cost less accumulated depreciation. Assets acquired in business combinations are recorded at fair value. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the property or related lease term. Amortization of assets under finance leases is included in depreciation expense. Estimated useful lives range from 10 to 35 years for buildings and leasehold improvements, and from 3 to 7 years for machinery and equipment.

Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized.

For items that are disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as (gain) loss on sale of assets in the accompanying consolidated statements of operations and comprehensive income (loss).

The Company periodically reviews the carrying value of long-lived assets held and used for possible impairment when events and circumstances warrant such a review.

Other Intangible Assets, Net and Goodwill

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of its identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. The Company considers the following factors when determining useful lives: the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions.

Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 2 to 10 years. When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting profit and cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, the Company recognizes an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. The Company uses a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions hypothetical marketplace participants would use.

The Company tests intangible assets determined to have indefinite useful lives, including trade names and trademarks, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. The Company uses a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions the Company believes hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment. The Company completed its indefinite-life intangible asset impairment analysis as of October 31, 2021 and 2020 and concluded that it was not more likely than not that the carrying value of the asset may not be recoverable.

The Company evaluates its goodwill for impairment at the reporting unit-level on an annual basis (or more frequently if events or circumstances indicate that the related carrying amount may be impaired). The Company evaluates qualitative factors to determine if performing the quantitative impairment test is required. If it is determined that it is more likely than not, as defined in the guidance, that the carrying value is less than the fair value, the potential for goodwill impairment is evaluated and the amount of impairment loss, if any, is measured and recognized. If the Company determines that it is not more likely than not that the carrying value is less than the fair value, no further evaluation is performed. The Company completed its goodwill impairment test as of October 31, 2021 and 2020 and concluded that it is not more likely than not that the carrying value is less than the fair value, and therefore, no further evaluation was performed.

The Company allocated $16,191 of goodwill to the quick lube facilities disposed of on December 11, 2020. See Note 17 Dispositions for additional information.

Deferred Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying value of the related liability except for debt issuance costs related to the Company’s Revolving Commitment arrangement. In the case of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement, related debt issuance costs are presented in Other assets in the accompanying consolidated balance sheets.

The direct costs associated with the funding of long-term debt are amortized to interest expense over the term of the applicable loan.

Derivative Financial Instruments

The Company has a pay fixed, receive variable interest rate swap contract (“Swap”) to manage its exposure to changes in interest rates. The Swap is recognized in the consolidated balance sheets at fair value. The Swap is a cash flow hedge and is recorded using hedge accounting, as such, changes in the fair value of the Swap are recorded in Other comprehensive income (loss), net of tax until the hedged item is recognized in earnings. Amounts reported in Other comprehensive income (loss), net of tax related to the Swap are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Swap is scheduled to terminate October 20, 2022.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative used as a hedging instrument is highly effective in offsetting the changes in the cash flow of the hedged item. If it is determined that the derivative is not highly effective as a hedge or ceases to be highly effective, the Company will discontinue hedge accounting prospectively. See Note 10 Fair Value Measurements and Note 11 Interest Rate Swap for additional information.

Leases

The Company determines if a contract contains a lease at inception. The Company’s material operating leases consist of car wash locations, warehouses and office space. U.S. GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date, and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. Nearly all of the Company’s car wash and office space leases are classified as operating leases.

The Company disburses cash for leasehold improvements, furniture and fixtures and equipment to build out and equip the Company’s leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related car washes, pursuant to agreed-upon terms in the respective lease agreements. Tenant improvement allowances can take the form of cash payments upon the opening of the related car washes, full or partial credits against rents otherwise payable by the Company, or a combination thereof. All tenant improvement allowances received by the Company are recorded as a contra operating lease right of use asset and amortized over the term of the lease.

The lease term used for straight-line rent expense is calculated from the commencement date (the date the Company takes possession of the premises) through the lease termination date (including any options where exercise is reasonably certain and failure to exercise such option would result in an economic penalty). The initial lease term of the Company’s operating leases ranges from 6 to 50 years. The Company records rent expense on a straight-line basis beginning on the lease commencement date.

Maintenance, insurance and property tax expenses are generally accounted for on an accrual basis as variable lease costs. The Company recognizes variable lease cost for operating leases in the period when changes in facts and circumstances on which the variable lease payments are based occur. All operating lease rent expense is included in equipment and facilities or general and administrative expense on the consolidated statements of operations and comprehensive income (loss).

The Company records a lease liability for its operating leases equal to the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term as the rate implicit in the Company’s leases is not readily determinable. The Company’s operating lease liability calculation is the total rent payable during the lease term, including rent escalations in which the amount of future rent is certain or fixed on the straight-line basis over the term of the lease (including any rent holiday period beginning upon the Company’s possession of the premises, and any fixed payments stated in the lease). A corresponding operating lease asset is also recorded equaling the initial amount of the operating lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any lease incentives received. The difference between the minimum rents paid and the straight-line rent is reflected within the associated operating lease right of use asset.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, the Company does not enter into lease transactions with related parties.

The Company makes judgments regarding the reasonably certain lease term for each car wash property lease, which can impact the classification and accounting for a lease as finance or operating and/or escalations in payments that are taken into consideration when calculating straight-line rent, and the term over which leasehold improvements for each car wash are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Revenue Recognition

The Company uses a five-step model to recognize revenue from customer contracts under ASC 606, Revenue from Contracts with Customers (ASC 606). The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The Company recognizes revenue in two main streams. First, the Company offers an Unlimited Wash Club ("UWC") program to its customers. The UWC program entitles the customer to unlimited washes for a monthly fee, cancellable at any time. The customer and the Company enter into a contract that falls under the definition of a customer contract under ASC 606. Customers are automatically charged on a credit or debit card on the same day of the month that they originally signed up. The Company’s performance obligations is to provide unlimited car wash services for a monthly fee. The UWC revenue is recognized ratably daily over the month in which it is earned and amounts unearned are recorded as deferred revenue on the consolidated balance sheets. All amounts recorded as deferred revenue at year end are recognized as revenue in the following year. Second, revenue from car wash and, prior to 2021, quick lube services are recognized at the point in time services are rendered and the customer pays with cash or credit. Revenues are net of sales tax, refunds and discounts applied as a reduction of revenue at the time of payment.

The following table summarizes the composition of the Company's net revenues for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Recognized over time	$486,580	$339,836	$311,155
Recognized at a point in time	268,981	232,210	311,139
Other revenue	2,796	2,895	7,234
Net revenues	$758,357	$574,941	$629,528

The Company promotes and sells a limited number of prepaid products, which include discounted car wash packages and gift cards that are not material to the financial statements. The Company records the sale of these items as deferred revenue, which is reduced for estimated breakage, which is not material to the financial statements.

Revenue is recognized based on the terms of the packages and when the prepaid packages or gift cards are redeemed by the customer.

Cost of Labor and Chemicals

Cost of labor and chemicals include labor costs associated with car wash employees, maintenance employees, warehouse employees, and chemicals and associated supplies. The related employee benefits for the aforementioned employees, such as taxes, insurance and workers compensation, are also included in the cost of labor and chemicals.

Other Store Operating Expenses

Other store operating expenses includes all other costs related to the operations of car wash and warehouse locations such as credit card fees, car damages, office and lobby supplies, information technology costs associated with the locations, telecommunications, advertising, non-healthcare related insurance, rent, repairs and maintenance related to held-for-use assets, utilities, property taxes, and depreciation on held-for-use assets at the car wash and warehouse locations.

Sales and Marketing

Sales and marketing expenses are expensed as incurred and include costs for advertising, direct mailings, promotional events and sponsorships, and customer retention. Advertising costs totaled approximately $4,868, $3,222 and $3,855 for the years ended December 31, 2021, 2020, and 2019, respectively, and are recorded in other store operating expenses in the consolidated statements of operations and comprehensive income (loss).

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates.

The Company has adopted a more likely than not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit) provision in the consolidated statements of operations and comprehensive income (loss).

Sales Taxes

The Company collects sales taxes from customers for taxable services provided and products sold and remits those collected sales and use taxes to the applicable state authorities on a monthly basis. The Company has adopted a policy of presenting such taxes on revenues on a net basis (excluded from revenues) in the Company’s consolidated statements of operations and comprehensive income (loss).

Stock-Based Compensation Plans

Stock-based compensation represents the cost related to stock-based awards granted to employees. The Company measures stock-based compensation cost at grant date, based upon the estimated fair value of the award, and recognizes cost as expense using the tranche over the employee requisite service period. The Company estimates the fair value of stock options using Black-Scholes and Monte Carlo option models. The Company estimates the fair value of stock purchase rights using a Black-Scholes option-pricing model. Restricted stock units are classified as equity and measured at the fair market value of the underlying stock at the grant date. Upon termination unvested time and performance-based options, stock-purchase rights, and restricted stock units are forfeited. The Company has made a policy election to estimate the number of stock-based compensation awards that are expected to vest to determine the amount of compensation expense recognized in earnings. Forfeiture estimates are revised if subsequent information indicates that the actual number of forfeitures is likely to differ from previous estimates.

The Company records deferred tax assets for awards that result in deductions in the Company’s income tax returns, based upon the amount of compensation cost recognized and the Company’s statutory tax rate. The tax effect of differences between the compensation cost of an award recognized for financial reporting purposes and the deduction for an award for tax purposes is recognized as an income tax expense or benefit in the consolidated statements of operations and comprehensive income (loss) in the period in which the tax deduction arises.

Business Combinations

The Company evaluates each transaction under ASC 805, Business Combinations, including applying a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination.

For all business acquisitions, the Company recognizes, separately from goodwill, the identifiable assets acquired, and liabilities assumed at their estimated acquisition-date fair values. The Company measures and recognizes goodwill as of the acquisition date as the excess of the aggregate of the fair value of consideration transferred over the fair value of assets acquired and liabilities assumed.

To the extent contingencies such as pre-acquisition environmental matters, contingent purchase price consideration, litigation, and related legal fees are resolved or settled during a reporting period after a business combination occurs, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined. The Company recognizes third-party transaction-related costs as general and administrative in the period in which those costs are incurred.

If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, the Company reports provisional amounts for the items for which the accounting is incomplete. This period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period are reflected prospectively in the consolidated financial statements of the subsequent period.

Fair Value Measurements

The Company discloses the fair value of its financial instruments based on the fair value hierarchy. The levels of the fair value hierarchy are described as follows:

Level 1—Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2—Financial assets and liabilities whose values are based on quoted prices in markets that are not active, or model inputs that are observable for substantially the full term of the asset or liability.

Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

The Company uses observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. A contingent consideration liability related to one of the Company's 2021 acquisitions was measured at fair value (Level 3) on a recurring basis as of December 31, 2021. See Note 10 Fair Value Measurements for additional information regarding the contingent consideration liability. There were no assets or liabilities measured at fair value (Level 3) on a recurring basis as of December 31, 2020.

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

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income	$(22,045)	$60,403	$920

Denominator:
Weighted-average common shares outstanding - basic	280,215,579	261,773,267	260,479,344
Effect of potentially dilutive securities:
Stock options	—	14,147,100	11,974,511
Restricted stock units	—	—	—
Employee stock purchase plan	—	—	—
Weighted-average common shares outstanding - diluted	280,215,579	275,920,367	272,453,855

Net (loss) income per share - basic	$(0.08)	$0.23	$0.00
Net (loss) income per share - diluted	$(0.08)	$0.22	$0.00

The following potentially dilutive shares were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Stock options	30,752,951	22,693	831,043
Restricted stock units	1,683,077	—	—
Employee stock purchase plan	194,263	—	—

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity financings, including the IPO, until such financings are consummated. After consummation of an equity financing, these costs are then recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs would be immediately written off to operating expenses. Upon the closing of the IPO in June 2021, all deferred offering costs in the accompanying consolidated balance sheets were reclassified from prepaid expenses and other current assets and recorded against the IPO proceeds as a reduction to additional paid-in capital. There were no deferred offering costs capitalized as of December 31, 2021 and December 31, 2020.

Prior Period Reclassification

Certain prior period amounts related to other receivables within accounts receivable, net and prepaid expenses and other current assets in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation. There was no change to prior period current or total assets. Certain prior period amounts related to accrued payroll and related expenses within other accrued expenses in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation. There was no change to prior period current or total liabilities.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which simplifies the accounting for income taxes by removing a variety of exceptions within the framework of ASC 740. The Company early adopted ASU No. 2019-12 on April 1, 2021, and the amendments applicable to the Company were applied prospectively. The adoption of this standard did not have an impact on the Company’s consolidated financial statements or disclosures for the year ended December 31, 2021.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU No. 2020-04”) and issued the following subsequent amendments to ASU No. 2020-04: ASU No. 2021-01. The new guidance is intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Reference rate reform is necessary due to the phase out of the London Interbank Offered Rate (“LIBOR”) at the end of 2021. The adoption of this guidance is optional and provides relief around modification and hedge accounting as it specifically arises from changing reference rates, in addition to optional expedients for cash flow hedges. The guidance will be effective from March 12, 2020 through December 31, 2022. The Company adopted ASU No. 2020-04 on April 1, 2021, and the adoption of this standard did not have an impact on the Company’s consolidated financial statements or disclosures. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the effect that ASU No. 2016-13 will have on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). The guidance improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and certain inconsistencies in application. Under current U.S. GAAP, an acquirer generally recognizes contract assets acquired and liabilities assumed in a business combination at fair value on the acquisition date. The amendments in this update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606 as if it had originated the contracts. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that ASU No. 2021-08 will have on its consolidated financial statements and related disclosures.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following for the periods presented:

	As of
	December 31, 2021	December 31, 2020
Spare parts	$2,318	$1,953
Prepaid insurance	3,267	911
Other	3,181	2,162
Total prepaid expenses and other current assets	$8,766	$5,026

4. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	December 31, 2021	December 31, 2020
Land	$81,911	$28,316
Buildings and improvements	171,540	55,250
Finance leases	16,497	16,497
Leasehold improvements	92,821	83,561
Vehicles and equipment	188,053	143,435
Furniture, fixtures and equipment	73,213	61,350
Construction in progress	24,724	13,187
Property and equipment, gross	648,759	401,596
Less: accumulated depreciation	(175,017)	(138,238)
Less: accumulated amortization - finance leases	(1,294)	(324)
Property and equipment, net	$472,448	$263,034

Depreciation expense was $43,970, $38,010 and $32,528 for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense on finance leases was $970, $336 and $541 for the years ended December 31, 2021, 2020 and 2019, respectively.

5. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and Trademarks	$107,200	$—	$107,000	$—
CPC Unity System	42,900	31,591	42,900	27,301
Customer relationships	11,800	7,584	7,600	7,376
Covenants not to compete	11,075	3,980	7,515	3,319
	$172,975	$43,155	$165,015	$37,996

The weighted average amortization period for CPC Unity System, Customer relationships, and Covenants not to compete are 10.0 years, 7.0 years and 6.3 years, respectively.

Amortization expense for finite-lived intangible assets was $5,619, $6,943 and $6,928 for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, estimated future amortization expense was as follows:

Fiscal Year Ending:
2022	$7,078
2023	6,787
2024	4,823
2025	1,403
2026	1,329
Thereafter	1,200
Total estimated future amortization expense	$22,620

6. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	December 31, 2021	December 31, 2020
Balance at beginning of period	$737,415	$731,989
Current period acquisitions	323,477	21,467
Current period dispositions	—	(16,191)
Other provisional adjustments	(671)	150
Balance at end of period	$1,060,221	$737,415

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

7. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	December 31, 2021	December 31, 2020
Utilities	$4,274	$3,586
Accrued other tax expense	8,088	6,560
Insurance expense	3,200	2,468
Other	4,639	6,543
Total other accrued expenses	$20,201	$19,157

8. Income Taxes

The provision for income taxes consisted of the following for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Current provision (benefit):
Federal	$—	$(9,748)	$—
State	2,237	4,876	1,786
Total current provision (benefit)	2,237	(4,872)	1,786
Deferred (benefit) provision:
Federal	(22,781)	20,774	(4,488)
State	(4,549)	866	66
Total deferred (benefit) provision	(27,330)	21,640	(4,422)
Total (benefit) provision	$(25,093)	$16,768	$(2,636)

A reconciliation of the statutory income tax rate (benefit) provision to the Company’s (benefit) provision consisted of the following for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Income tax (benefit) provision at the statutory rate	$(9,899)	$16,206	$(360)
Increase (decrease) resulting from:
Federal credits	(606)	(400)	(623)
State income taxes, net of federal benefit	(2,903)	4,813	1,691
Other nondeductible expenses	714	184	175
Valuation allowance adjustment	122	(95)	(2,688)
Stock based compensation	(12,494)	(33)	(851)
Change in tax law (CARES Act)	—	(3,906)	—
Other, net	(27)	(1)	20
Income tax (benefit) provision	$(25,093)	$16,768	$(2,636)

	As of
	December 31, 2021	December 31, 2020
Deferred tax assets:
Lease liability	$189,231	$179,280
Stock based compensation	47,626	4,350
Accrued compensation costs	1,556	1,102
Deferred revenue	1,955	673
Net operating loss (NOL) carryforwards	27,971	14,289
Federal credit carryforward	3,578	2,650
Other	1,852	1,780
Gross deferred tax assets	273,769	204,124
Less valuation allowance	(122)	—
Net deferred tax assets	273,647	204,124

Deferred tax liabilities:
Right of use asset	(180,018)	(169,972)
Goodwill and other intangible assets	(46,254)	(41,400)
Property and equipment	(68,539)	(38,602)
Other	(1,439)	(232)
Gross deferred tax liabilities	(296,250)	(250,206)
Total deferred tax liabilities, net	$(22,603)	$(46,082)

The Company had a federal net operating loss ("NOL") carryforwards available of $125,740 at December 31, 2021, which can be carried forward indefinitely. At December 31, 2021, the Company had state NOL carryforwards available of $32,869 to offset future taxable income. A portion of the state NOLs will expire between 2030 and 2042 and $22,706 can be carried forward indefinitely. The Company had federal general business credits of $3,578 at December 21, 2021, which can be carried forward for 20 years and if unused, will expire between 2037 and 2041.

The Company had deferred tax assets related to federal and state net operating loss carryforwards. When determining the need for a valuation allowance, the Company considers all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax planning strategies and projected future taxable income. The Company adjusts the valuation allowance in the period management determines it is more likely than not that the Company will not realize some or all of the deferred tax assets.

For financial reporting purposes, the Company established valuation allowances of $122 and $0 at December 31, 2021 and 2020, respectively, to offset deferred tax assets relating primarily to state net operating losses.

The income tax benefit recorded in 2021 is different from the expected statutory federal and state tax benefit primarily due to a $12,494 income tax benefit related to stock option exercises, which is net of the impact of the internal revenue code rules and regulations related to the deductibility of executive compensation by publicly held companies.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act permitted NOLs from the 2018, 2019 and 2020 tax years to be carried back to the previous 5 tax years and also enabled taxpayers to offset 100% of taxable income with available NOLs, through the 2020 tax year. During 2020, the Company carried back its 2018 NOL resulting in the refund of $9,748 of taxes paid in prior years. The carryback produced an income tax benefit of $3,906 from the difference between the currently enacted tax rate of 21% applicable if the NOL were carried forward and the higher rate applicable to the Company’s 2015, 2016 and 2017 tax years to which it was carried back.

The CARES Act also favorably adjusted a provision from the Tax Cuts and Jobs Act that was enacted in late 2017. Beginning in 2018, Section 163(j) limited the deduction of interest expense in excess of interest income plus 30% of a company’s taxable earnings before interest, depreciation, amortization, and income taxes. Any such nondeductible amount is carried forward indefinitely and used in a year in which a company no longer has excess interest expense. The CARES Act adjusted the 30% threshold to 50% for the 2019 and 2020 tax years. As of December 31, 2021, the Company had federal and state excess interest expense carry forwards, tax effected, of $0 and $498, respectively.

Past ownership changes and other equity transactions may have triggered Sections 382 and 383 of the Internal Revenue Code, resulting in certain annual limitations on the utilization of existing federal and state net operating losses and credits. Such provisions may limit the potential future tax benefit to be realized by the Company from its accumulated net operating losses and tax credit carryforwards.

The Company files income tax returns in the U.S. federal and various state tax jurisdictions and is subject to varying statutes of limitation in each jurisdiction. As of December 31, 2021, the Company is not under audit for federal or state income tax purposes. In general, the Company’s federal tax return may be subject to examination for the 2018 through 2020 tax years, while for state purposes, the 2017 through 2020 years are generally open to examination, with some states having either a three- or four-year statute of limitations. The Company’s usage of NOL carryovers also permits taxing authorities to adjust aspects of tax returns that may be outside of these statutes of limitation.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax (benefit) provision. The Company neither accrued for nor recognized any interest or penalties in income tax expense as of December 31, 2021 or 2020. The Company has not accrued for any uncertain tax positions as of December 31, 2021 or 2020 and believes that it is unlikely that there will be a significant increase or decrease of any unrecognized tax benefits within the next twelve months.

9. Debt

The Company’s long-term debt consisted of the following as of the periods presented:

	As of
	December 31, 2021	December 31, 2020
Credit agreement
First lien term loan	$903,301	$827,600
Less: unamortized discount and debt issuance costs	(6,965)	(4,849)
Less: current maturities of debt	—	(8,400)
First lien term loan, net	896,336	814,352
Credit agreement, net	$896,336	$814,352

Second lien credit agreement
Second lien term loan	$—	$242,673
Less: debt issuance costs	—	(2,205)
Second lien credit agreement, net	$—	$240,468

Total long-term portion of debt, net	$896,336	$1,054,820

As of December 31, 2021, annual maturities of debt were as follows:

Fiscal Year Ending:
2022	$—
2023	—
2024	—
2025	—
2026	903,301
Thereafter	—
Total maturities of debt	$903,301

As of December 31, 2021 and 2020, unamortized debt issuance costs was $6,965 and $7,494, respectively, and accumulated amortization of debt issuance costs was $2,482 and $3,057, respectively.

For the years ended December 31, 2021, 2020 and 2019, the amortization of debt issuance costs in interest expense, net in the consolidated statements of operations and comprehensive income (loss) was approximately $1,155, $1,139 and $2,151, respectively.

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

First Lien Term Loan

In March 2019, Incremental Amendment No. 6 increased the First Lien Term Loan by an additional $60,000 from $609,667 to $669,667 and increased the quarterly principal payment to $1,753.

In May 2019, the Company entered into the Amended and Restated First Lien Credit Agreement (“First Lien Credit Agreement”) whereby the previous Credit Agreement was completely amended and restated. Under the terms of the First Lien Credit Agreement, the previous First Lien Term Loan was increased by $131,929 to $800,000 with principal payable at $2,000 per quarter and the balance due on May 14, 2026. Interest is payable either each one, two or three months but no less frequent than quarterly depending on the type of interest rate selected. The interest rate spread changed from a fixed margin to a variable margin based on the Company’s First Lien Net Leverage Ratio. The interest rate converts (or changes) every one, two, three or six months based on the type (term) of interest rate selected. The Company has the option of selecting either a Base Rate interest rate plus a variable margin based on the Company’s First Lien Net Leverage Ratio (ranging from 2.25% to 2.5%) or a Eurodollar Rate interest rate for one, two, three or six months plus a variable margin based on the Company’s First Lien Net Leverage Ratio (ranging from 3.25% to 3.5%). In conjunction with the amendment, the Company expensed $9,169 of previously unamortized debt issuance costs as loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss).

Additionally, the First Lien Credit Agreement added a Delayed Draw facility on the First Lien Term Loan where the Company can borrow up to $40,000 for up to two years from the closing date. If borrowings take place under the Delayed Draw facility, the quarterly principal payments under the First Lien Term Loan would increase by 1⁄4 of 1% per quarter of the additional principal borrowed. There was no amount borrowed under the Delayed Draw feature in 2019. The Delayed Draw facility includes a Delayed Draw Ticking Fee payable on the average daily undrawn portion of the Commitment. The Delayed Draw Ticking Fee Rate was 0% from the closing date of the First Lien Credit Agreement (May 14, 2019) through June 28, 2019, 1.75% from June 28, 2019 until August 12, 2019 and 3.50% from August 12, 2019 until the expiration of the Commitment (May 14, 2021).

In February 2020, the Company entered into Amendment No. 1 to Amended and Restated First Lien Credit Agreement (“Amended First Lien Credit Agreement”) which amended and restated the Amended and Restated First Lien Credit Agreement entered into in May 2019 ("First Lien Credit Agreement"). The Amended First Lien Credit Agreement changed the interest rate spreads associated with the First Lien Credit Agreement where (i) the variable margin associated with the Base Rate interest rate plus a variable margin based on the Company’s First Lien Net Leverage Ratio changed from 2.25% to 2.50% to 2.00% to 2.25% and (ii) the variable margin associated with the Eurodollar Rate interest rate for one, two, three or six months plus a variable margin based on the Company’s First Lien Net Leverage Ratio changed from 3.25% to 3.50% to 3.00% to 3.25%. In connection with the Amended First Lien Credit Agreement, the Company expensed $1,918 of previously unamortized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss).

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

In June 2021, the Company made a voluntary prepayment of $190,400 of outstanding principal under the First Lien Term Loan funded by the net proceeds from the IPO. In connection with the voluntary prepayment, the Company expensed $1,037 of previously unamortized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). The early prepayment resulted in the elimination of required quarterly amortization principal payments through 2026.

In December 2021, in connection with the Clean Streak Ventures acquisition, the Company entered into Amendment No. 3 to the Amended and Restated First Lien Credit Agreement (“Amended First Lien Credit Agreement”) which amended and restated the Amended and Restated First Lien Credit Agreement entered into in May 2019 ("First Lien Credit Agreement"). Under the terms of the Amended First Lien Credit Agreement, the previous First Lien Term Loan was increased by $290,000 to $903,301 with the balance due on May 14, 2026. The incremental increase in aggregate principal of $290,000 resulted in $285,962 of proceeds net of discount and deferred debt issuance costs. In connection with the Amendment No. 3 to Amended and Restated First Lien Credit Agreement, the Company

expensed $21 of previously unamortized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2021 and 2020, the amount outstanding under the First Lien Term Loan was $903,301 and $827,600 respectively. As of December 31, 2021 and 2020, the interest rate on the First Lien Term Loan was 3.10% and 3.40%, respectively.

The Amended First Lien Credit Agreement requires the Company to maintain compliance with a First Lien Net Leverage Ratio. As of December 31, 2021, the Company was in compliance with the First Lien Net Leverage Ratio financial covenant of the Amended First Lien Credit Agreement.

Revolving Credit Agreement

In May 2019, as a part of the Amended and Restated First Lien Credit Agreement, the Revolving Commitment was increased from $50,000 to $75,000 and the expiration date was changed from August 21, 2019 to May 14, 2024. The Company had the option of selecting either a Base Rate interest rate plus a variable margin based on the Company’s First Lien Net Leverage Ratio (ranging from 2.0% to 2.5%) or a Eurodollar Rate interest rate for one, two, three or six months plus a variable margin based on the Company’s First Lien Net Leverage Ratio (ranging from 3.0% to 3.5%).

In June 2021, the Company entered into Amendment No. 2 to Amended and Restated First Lien Credit Agreement that (i) increased the maximum available borrowing capacity under the Revolving Commitment from $75,000 to $150,000 and (ii) extended the maturity date of the Revolving Commitment to the earliest to occur of (a) June 4, 2026, (b) the date that is six months prior to the maturity date of the First Lien Term Loan (provided that clause (b) shall not apply if the maturity date for the First Lien Term Loan is extended to a date that is at least six months after June 4, 2026, the First Lien Term Loan is refinanced having a maturity date at least six months after June 4, 2026, or the First Lien Term Loan is paid in full), (c) the date that commitments under the Revolving Commitment are permanently reduced to zero, and (d) the date of the termination of the commitments under the Revolving Commitment. The increase to the maximum available borrowing capacity was effected on the close of the IPO in June 2021. In connection with the amendment, the Company expensed $87 of previously unamortized deferred debt issuance costs as a loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2021 and 2020, the amount outstanding under the Revolving Commitment was $0 and $0, respectively.

The maximum available borrowing capacity under the Revolving Commitment is reduced by outstanding letters of credit under the Revolving Commitment. As of December 31, 2021 and 2020, the available borrowing capacity under the Revolving Commitment was $149,503 and $74,531, respectively.

In addition, an unused commitment fee based on the Company’s First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of December 31, 2021 and 2020, the unused commitment fee was 0.25% and 0.50%, respectively.

Standby Letters of Credit

As of December 31, 2021, the Company has a letter of credit sublimit of $10,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $150,000 subsequent to the First Lien Credit Agreement. Any letter of credit issued under the Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2 to Amended and Restated First Lien Credit Agreement. Letters of credit under the Revolving Commitment reduce the maximum available borrowing capacity under the Revolving Commitment. As of December 31, 2021 and 2020, the amounts associated with outstanding letters of credit were $497 and $469, respectively, and unused letters of credit under the Revolving Commitment were $9,503 and $9,531, respectively.

Second Lien Credit Agreement

In May 2019, the Company entered into a Second Lien Credit Agreement (“Second Lien Term Loan”) which was comprised of a $225,000 Second Lien Term Loan. The Second Lien Term Loan is interest only over the term of agreement and due and payable in full in 8 years (May 14, 2027). Interest is payable quarterly, in arrears, at the rate of 10% per annum. The Second Lien Term Loan is collateralized by substantially all personal property (including cash, inventory, equipment, and intangibles), real property and equity interests owned by the Company only after the collateral requirements are met by holders of the Company’s debt under the First Lien Credit Agreement.

In March 2020, the Company entered into the First Amendment to Second Lien Credit Agreement (“Amended Second Lien Credit Agreement”). The Amended Second Lien Credit Agreement provided for an incremental term loan to the Company in an aggregate amount of $5,625 under the same terms as the Second Lien Credit Agreement. The incremental term loan under the Amended Second Lien Credit Agreement is an investment from a related party (see Note 18 Related-Party Transactions). The Amended Second Lien Credit Agreement also allowed the Company to make its quarterly interest payments on the term loan under the Amended Second Lien Credit Agreement ("Second Lien Term Loan") via payment-in-kind (“PIK”) by adding such amount to the outstanding principal amount of the Second Lien Term Loan. The Company made PIK additions to its outstanding principal amounts in the amounts of $5,906 and $6,142 in March 2020 and June 2020, respectively. The Amended Second Lien Credit Agreement also increased the interest rate of the Second Lien Term Loan to 10.50% effective January 1, 2020 to June 30, 2020.

In June 2021, the Company made a voluntary prepayment of all outstanding borrowings under the Second Lien Term Loan funded by the net proceeds from the IPO, which included outstanding principal of $242,673 and accrued interest expense of $6,050. In connection with this voluntary prepayment, the Company expensed $2,059 of previously unamortized deferred debt issuance costs as a loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2020, and through the date of extinguishment, the interest rate on the Second Lien Term Loan was 10.00%.
10. Fair Value Measurements

The following table presents assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2021:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$268	$—	$268	$—
Liabilities:
Contingent consideration	$5,750	$—	$—	$5,750

The following table presents financial liabilities which are measured at fair value on a recurring basis as of December 31, 2020:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,488	$—	$1,488	$—

The Company measures the fair value of its financial assets and liabilities using the highest level of inputs that are available as of the measurement date. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value due to the immediate or short-term maturity of these financial instruments. See Note 11 Interest Rate Swap for additional information on the interest rate swap.

The Company’s First Lien Term Loan approximates fair value to the debt’s variable interest rate terms. As of December 31, 2021 and 2020, the fair value of the Company’s First Lien Term Loan approximated its carrying value.

As of December 31, 2021, the Company recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition. The Company measured its contingent consideration liability arising from its 2021 acquisition using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and the Company's most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when the Company obtains the certificate of occupancy for the car wash and opens to the public in 2023 and an annual payment based on certain financial metrics of the business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. The Company determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at December 31, 2021.

As of December 31, 2020, there were no Level 3 financial assets or financial liabilities measured at fair value on a recurring basis.

During the years ended December 31, 2021 and 2020, there were no transfers between fair value measurement levels.

11. Interest Rate Swap

In May 2020, the Company entered into a pay-fixed, receive-floating interest rate swap (the “Swap”) to mitigate variability in forecasted interest payments on an amortizing notional of $550,000 of the Company’s variable-rate First Lien Term Loan. The Company designated the Swap as a cash flow hedge.

As of December 31, 2021, information pertaining to the Swap was as follows:

Notional Amount	Fair Value	Pay-Fixed	Receive-Floating	Maturity Date
$544,416	$268	0.308%	0.104%	October 20, 2022

As of December 31, 2021, the current portion of the fair value of the Swap was $268 and is reported as a debit balance as a result of floating interest rates rising above fixed interest rates, and is included in prepaid and other current assets in the accompanying consolidated balance sheets. As of December 31, 2020, the current portion of the fair value of the Swap was reported as a credit balance of $931, and was included in other accrued expenses in the accompanying consolidated balance sheets.

As of December 31, 2021 and 2020, the long-term portion of the fair value of the Swap was $0 and $557, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.

For the years ended December 31, 2021 and 2020, amounts reported in other comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss) are net of tax of $449 and $371, respectively.

12. Leases

The Company’s incremental borrowing rate for a lease is the rate of interest it expects to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. To determine the incremental borrowing rates used to discount the lease payments, the Company estimated its synthetic credit rating and utilized market data for similarly situated companies.

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	December 31, 2021	December 31, 2020
Assets
Operating	Operating right of use assets, net	$718,533	$681,538
Finance	Property and equipment, net	15,204	16,173
Total lease assets		$733,737	$697,711

Liabilities
Current
Operating	Current maturities of operating lease liability	$37,345	$33,485
Finance	Current maturities of finance lease liability	559	495
Long-term
Operating	Operating lease liability	717,552	685,479
Finance	Financing lease liability	15,359	15,917
Total lease liabilities		$770,815	$735,376

Components of total lease cost, net, consisted of the following for the periods presented:

	Year Ended December 31,
	2021	2020
Operating lease expense(1)	$79,420	$78,261
Finance lease expense
Amortization of lease assets	970	324
Interest on lease liabilities	1,164	408
Short-term lease expense	50	23
Variable lease expense(2)	12,045	9,818
Total	$93,649	$88,834
(1)
Operating lease expense includes an immaterial amount of sublease income and is included in equipment and facilities and general and administrative on the consolidated statement of operating and comprehensive income (loss).
(2)
Variable lease costs consist primarily of property taxes, property insurance, and common area or other maintenance costs for the Company’s building leases.

The following includes supplemental information for the periods presented:

	Year Ended December 31,
	2021	2020
Operating cash flows from operating leases	$80,831	$76,012
Operating cash flows from finance leases	$1,164	$408
Financing cash flows from finance leases	$495	$223

Operating lease liabilities arising from obtaining ROU assets	$72,944	$37,996
Finance lease liabilities arising from obtaining ROU assets	$-	$15,597

Weighted-average remaining operating lease term	14.44	15.01
Weighted-average remaining finance lease term	17.30	18.17

Weighted-average operating lease discount rate	6.61%	6.27%
Weighted-average finance lease discount rate	7.33%	7.33%

As of December 31, 2021, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2022	$85,439	$1,684
2023	85,029	1,716
2024	84,423	1,741
2025	84,082	1,766
2026	83,125	1,792
Thereafter	770,373	22,090
Total future minimum obligations	$1,192,471	$30,789
Less: Present value discount	(437,574)	(14,871)
Present value of net future minimum lease obligations	$754,897	$15,918
Less: current portion	(37,345)	(559)
Long-term obligations	$717,552	$15,359

Forward Starting Leases

As of December 31, 2021, the Company entered into eight leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in 2022 or in 2023 with initial lease terms of five to 20 years.

As of December 31, 2020, the Company entered into 10 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases commenced in 2021 or will commence in the remainder of 2022 with initial lease terms of five to 20 years.

Sale-leaseback Transactions

During the year ended December 31, 2021, the Company completed nine sale-leaseback transactions related to car wash locations with aggregate consideration of $96,584, resulting in net gains of $24,881, which is included in (gain) loss on sale of assets in the consolidated statements of operations and comprehensive income (loss). Contemporaneously with the closing of the sales, the Company entered into lease agreements for the properties for initial 15- to 20-year terms. For the sale-leaseback transactions consummated for the year ended December 31, 2021, the cumulative initial annual rents for the properties were approximately $5,702, subject to annual escalations. These leases are accounted for as operating leases.

During the year ended December 31, 2020, the Company completed seven sale-leaseback transactions related to car wash locations with aggregate consideration of $24,069, resulting in a net gain of $8,536, which is included in (gain) loss on sale of assets on the consolidated statement of operations and comprehensive income (loss). Contemporaneously with the closing of the sale, the Company entered into leases agreements for each of the properties for initial 20-year terms. The cumulative initial annual rent for the properties is approximately $1,432, subject to annual escalations. These leases are accounted for as operating leases.

13. Stockholders’ Equity

As of December 31, 2021, there were 1,000,000,000 shares of common stock authorized, 303,294,678 shares of common stock issued, and 300,120,451 shares of common stock outstanding.

At December 31, 2020, there were 1,000,000,000 shares of common stock authorized, 264,747,644 shares of common stock issued, and 261,907,622 shares of common stock issued and outstanding.

The Company uses the cost method to account for treasury stock. As of December 31, 2021 and 2020, the Company had 3,174,227 shares and 2,840,022 shares, respectively, of treasury stock. As of December 31, 2021 and 2020, the cost of treasury stock included in additional paid-in capital in the consolidated balance sheets was $6,091 and $3,330, respectively.

14. Stock-Based Compensation

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

The 2021 ESPP

In June 2021, the Board adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2021. The 2021 ESPP authorizes the initial issuance of up to 5,000,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Board, employees of a related company. The 2021 ESPP provides for offering periods not to exceed 27 months, and each offering period will include purchase periods. The Company determined that offering periods would commence at approximately the six-month period beginning with an enrollment date and ending with the next exercise date, except that the first offering period commenced on the effective date of the Company's registration statement and ended on November 9, 2021.

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

2021 ESPP Valuation

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP Plan during the period presented as follows:

Year Ended December 31,
2021
Expected volatility	34.33% - 38.64%
Risk-free interest rate	0.05% - 0.07%
Expected term (in years)	0.35 - 0.49
Expected dividend yield	None

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2014 Plan and 2021 Plan during the periods presented as follows:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	34.13% - 44.89%	26.62% - 30.84%	51.00%
Risk-free interest rate	0.63% - 1.34%	0.43% - 1.00%	2.01%
Expected term (in years)	5.2 - 6.5	6.5	6.5
Expected dividend yield	None	None	None

Stock Options

A summary of the Company’s stock option activity during the most recent period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2020	19,958,043	13,341,504	33,299,547	$0.78
Granted	3,209,630	747,936	3,957,566	$10.24
Exercised	(4,593,349)	(1,812,693)	(6,406,042)	$0.70
Forfeited	(60,968)	(37,152)	(98,120)	$3.01
Outstanding as of December 31, 2021	18,513,356	12,239,595	30,752,951	$2.01
Options vested or expected to vest as of December 31, 2021	17,836,369	12,239,595	30,075,964	$0.94
Options exercisable as of December 31, 2021	13,246,864	12,239,595	25,486,459	$0.84

The number and weighted-average grant date fair value of stock options during the most recent period presented is as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2020	3,450,607	13,341,504	$0.96	$0.59
Non-vested as of December 31, 2021	5,266,469	—	$3.45	—
Granted during the period	3,209,630	747,936	$5.12	$2.26
Vested during the period	1,337,992	14,052,288	$0.86	$14.37
Forfeited/canceled during the period	60,968	37,152	$1.24	$1.27

The total grant date fair value of Time Vesting Options and Performance Vesting Options granted during the year ended December 31, 2021 was approximately $16,414 and $3,895, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $99,844, $25 and $439, respectively.

The fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019 was $328,839, $14,169 and $8,499, respectively.

The weighted-average fair value of time vesting options granted in 2021, 2020 and 2019, estimated on the dates of grant using the Black-Scholes option pricing model, was $5.12, $0.68 and $1.10, respectively.

As of December 31, 2021 and 2020, the weighted-average remaining contractual life of outstanding stock options was approximately 4.73 years and 4.89 years.

As of December 31, 2021 and 2020, the weighted-average remaining contractual life of currently exercisable stock options was approximately 3.74 years and 4.84 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity during the periods presented as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	—	$—
Granted	1,755,045	15.14
Vested	(7,680)	15.00
Forfeited	(64,288)	15.03
Unvested as of December 31, 2021	1,683,077	$15.14

The total fair value of RSUs that vested during the year ended December 31, 2021 was $165.

As of December 31, 2021 the weighted-average remaining contractual life of outstanding RSUs was approximately 9.51 years.

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

Total stock-based compensation expense, by caption, recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented is as follows:

	Year Ended December 31,
	2021	2020	2019
Cost of labor and chemicals	$36,500	$—	$—
General and administrative	180,079	1,493	2,365
Total stock-based compensation expense	$216,579	$1,493	$2,365
Income tax (benefit) provision for stock-based compensation expense	$(50,932)	$(372)	$(528)

Total stock-based compensation expense, by award type, recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented is as follows:

	Year Ended December 31,
	2021	2020	2019
Time Vesting Options	$5,662	$1,493	$2,365
Performance Vesting Options	201,985	—	—
RSUs	6,585	—	—
2021 ESPP	2,347	—	—
Total stock-based compensation expense	$216,579	$1,493	$2,365

During the year ended December 31, 2021, total unrecognized compensation expense related to unvested Time Vesting Options was $12,234, which is expected to be recognized over a weighted-average period of 3.39 years.

During the year ended December 31, 2021, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

During the year ended December 31, 2021, total unrecognized compensation expense related to unvested RSUs was $16,403, which is expected to be recognized over a weighted-average period of 3.27 years.

During the year ended December 31, 2021, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $624, which is expected to be recognized over a weighted-average period of 0.37 years.

Modification of Stock Options

In February 2021, the Company modified a total of 7,874,304 shares of Performance Vesting Options for 12 grantees to provide for an additional service-based vesting condition related to the acceleration of vesting in connection with a grantees’ death. The Company did not recognize current incremental stock-based compensation expense in connection with the modification during the year ended December 31, 2021 because the grants vest upon the earlier of a performance condition or a service condition, neither of which are probable of occurring until the condition is met. The modification resulted in an incremental increase to unrecognized compensation expense related to unvested Performance Vesting Options of $75,217, which was recognized in June 2021 in connection with the completion of the IPO.

In June 2021, the Company modified all outstanding shares of Performance Vesting Options to remove, subject to the successful completion of the IPO, the requirement that the Principal Stockholders receive the Target Proceeds and the Maximum Amount as conditions for the Performance Vesting Options to vest. This modification resulted in incremental stock-based compensation expense of $117,708, which was recognized in June 2021 in connection with the completion of the IPO.

15. Employee Retirement Savings Plan

In January 2011, the Company established a defined contribution 401(k)-plan to benefit certain of its employees. The 401(k)-plan sponsor is a wholly owned subsidiary of the Company. Employees are eligible to participate if they are at least 18 years of age, have worked for the Company for at least one year and have completed at least 1,000 hours of service during the eligibility computation period. The Company may make discretionary matching contributions. For the years ended December 31, 2021, 2020 and 2019, the Company made $977, $638, and $853, respectively, of matching contributions.

The Company maintains a nonqualified deferred compensation plan for certain management employees. Under the deferred compensation plan, a participant may elect to defer up to 90% of their base salary, 90% of their annual bonus, and/or 100% of 401(k) contributions that fail the top-heavy testing for highly compensated employees. The Company may make discretionary matching contributions. As of December 31, 2021 and 2020, the deferred compensation liability under this plan within accrued payroll and related expenses was $4,131 and $2,956, respectively.

16. Business Combinations

From time to time, the Company may pursue acquisitions of conveyorized car washes that either strategically fit with the Company’s business or expand the Company’s presence in new and attractive markets.

The Company accounts for business combinations under the acquisition method of accounting. The assets acquired, and liabilities assumed in connection with business acquisitions are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired and intangible assets assigned, recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired and liabilities assumed and in assigning their respective useful lives. Accordingly, the Company may engage third-party valuation specialists to assist in these determinations. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management; but are inherently uncertain.

The consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. The Company expensed $2,383, $545 and $1,908 of acquisition-related costs for the years ended December 31, 2021, 2020 and 2019, respectively. These acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

For the years ended December 31, 2021 and 2020, the amount of acquired goodwill that is not deductible for income tax purposes is $81,365 and $5,312, respectively. The goodwill recognized in 2021 and 2020 is primarily attributable to the expected synergies to be achieved from the business combinations.

2021 Acquisitions

For the year ended December 31, 2021, the Company acquired the assets and liabilities of 37 conveyorized car washes in five acquisitions for total consideration of approximately $524,839, which was paid in cash. These acquisitions resulted in the preliminary recognition of $323,477 of goodwill, $202,708 of property and equipment, $4,300 of intangible assets related to customer relationships, $3,970 of intangible assets related to covenants not to compete, and $9,665 of net liabilities. In connection with the Downtowner Car Wash acquisition, the Company recognized a contingent consideration liability of $5,750. See Note 10 Fair Value Measurements for additional information regarding the contingent consideration liability.

The weighted-average amortization periods for the acquired customer relationships and covenants not to compete are 7.0 years and 5.0 years, respectively.

The acquisitions were located in the following markets:

Location (Seller)	Number of Washes	Month Acquired
Florida (Superwash Express)	5	June
Texas (Super Suds Car Wash)	1	July
Texas (Daddy O's Car Wash)	3	November
Florida (Downtowner Car Wash)	5	December
Florida (Clean Streak Ventures LLC)	23	December

Unaudited Supplemental Pro Forma Information

The following table presents unaudited supplemental pro forma information for the periods presented as if the business combinations had occurred on January 1, 2020:

	Year Ended December 31,
	2021	2020
Net revenues	$67,667	$41,343
Net (loss) income	$18,423	$13,178

The pro forma results presented above primarily include amortization charges for acquired intangible assets, depreciation adjustments for property and equipment that has been revalued, adjustments for certain acquisition-related charges, and the related tax effects. The pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at such time.

For the year ended December 31, 2021, the revenues and earnings of the acquisitions reflected in the accompanying consolidated statements of operations and comprehensive income (loss) were $8,283 and $1,847, respectively.

2020 Acquisitions

For the year ended December 31, 2020, the Company acquired the assets and liabilities of ten conveyorized car washes in four separate acquisitions for total consideration of approximately $33,584, which was paid in cash. These acquisitions resulted in the recognition of $21,467 of goodwill, $9,463 of property and equipment, $830 of intangible assets related to covenants not to compete, and $1,824 in other assets and liabilities.

The acquisitions were located in the following markets:

Location (Seller)	Number of Washes	Month Acquired
Florida (Love)	1	January
Washington (Bush)	7	September
Texas (Soapbox Express)	1	November
Florida (Avatar)	1	December

17. Dispositions

On December 1, 2020, the Company entered into an Asset Purchase Agreement to sell 27 quick lube facilities for $55,386 to an unrelated third party, subject to certain inventory value adjustments. The sale of the quick lube facilities is in line with the Company’s focus on growing its car wash business. The sale was effective on December 11, 2020. The disposition of the quick lube facilities did not meet the criteria to be reported as a discontinued operation and accordingly, its results of operations have not been reclassified. A gain totaling $29,773 was recognized on the sale during the year ended December 31, 2020, which is recorded as (gain) loss on sale of assets in the accompanying consolidated statement of operations and comprehensive income (loss).

As part of the sale and sublease of the quick lube facilities, the Company agreed to indemnify the buyer/subtenant for certain liabilities if they occurred or arose prior to or on the closing date, subject to a specified cap in some instances. The Company is not aware of any such liabilities or attendant indemnification obligations that require accrual at December 31, 2021.

18. Related-Party Transactions

For various advisory and monitoring services provided to the Company, Leonard Green Partners ("LGP"), the majority owner of the Company, historically received $1,000 annually for various advisory and monitoring services provided to the Company. During the COVID-19 pandemic, these fees were waived for the remainder of 2020. The management services agreement with LGP that provided for the advisory and monitoring services terminated in June 2021 upon the consummation of the IPO.

For years ended December 31, 2021, 2020 and 2019, total fees and expenses paid by the Company to LGP were $500, $250, $1,000, respectively. Fees and expenses paid to LGP are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

LGP was one of the Company’s creditors under the Second Lien Credit Agreement with an investment of $5,625 allowed through the Amended Second Lien Credit Agreement. The Company made a voluntary prepayment of all outstanding balances under the Second Lien Term Loan in June 2021 (see Note 9 Debt).

19. Commitments and Contingencies

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

Insurance

The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of December 31, 2021 and 2020, the Company accrued $3,169 and $2,467, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2021 and 2020, the Company recorded $2,594 and $2,052, respectively, in other receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, the Company has had minor claims asserted against it by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by the Company, and it has incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by the Company, may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required. The Company is not aware of any significant remediation matters as of December 31, 2021. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, the Company is unable to reasonably estimate the ultimate cost of claims asserted against the Company related to environmental matters; however, the Company does not believe such costs will be material to its consolidated financial statements.

In addition to potential claims asserted against the Company, there are certain regulatory obligations associated with these facilities. The Company also has a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and the Company has recognized a provisional amount. As of December 31, 2021 and 2020, the Company recorded an environmental remediation accrual of $12 and $68, respectively, which is included in other accrued expenses in the accompanying consolidated balance sheets.

Warranties

The Company has provided certain standard pre-closing warranties in connection with the sale of its quick lube facilities, which closed on December 11, 2020. The pre-closing warranties made by the Company in the related Asset Purchase Agreement survive for six months following the closing date. The Company is not aware of any warranty liabilities with respect to the former quick lube facilities that require accrual at December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period under the rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2021. As a result, this Annual Report on Form 10-K does not address whether there have been any changes in our internal control over financial reporting for the quarter ended December 31, 2021.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information about our executive officers and directors, including their ages as of the date of this Annual Report on Form 10-K. With respect to our directors, each biography contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the past five years, information regarding involvement in certain legal or administrative proceedings and the experience, qualifications, attributes or skills that caused our board of directors to determine that the person should serve as a director of our Company.

Name	Age	Position
Executive Officers
John Lai	58	Chairperson, President and Chief Executive Officer
Jedidiah Gold	42	Chief Financial Officer
Lisa Bossard Funk	63	General Counsel
Mayra Chimienti	38	Chief Operating Officer
Casey Lindsay	40	Vice President, Corporate Development
Directors
John Danhakl	66	Director
Jonathan Seiffer	50	Director
J. Kristofer Galashan	44	Director
Jeffrey Suer	36	Director
Jodi Taylor	59	Director
Susan Docherty	59	Director
Dorvin Lively	63	Director
Ronald Kirk	67	Director
Veronica Rogers	44	Director

John Lai. Mr. Lai has served as our President and Chief Executive Officer and as a member of our board of directors since June 2013, and previously served as our Vice President of Market Development. Mr. Lai joined Mister Car Wash in 2002. Mr. Lai has served as a director at the Southern Arizona Leadership Council since December 2019. Mr. Lai received a B.S. from the University of Arizona.

We believe that Mr. Lai is qualified to serve on our board of directors based on his understanding of our business and operations and perspective as our President and Chief Executive Officer.

Jedidiah Gold. Mr. Gold has served as our Treasurer and Chief Financial Officer since July 2019. Mr. Gold previously served as Senior Director Finance, Assistant Treasurer at Yum Brands, Inc. from May 2016 to July 2019, and as Chief Financial Officer MENAPak at KFC Corporation from October 2014 to May 2016. Mr. Gold has served as a director for the Mister Cares Foundation since April 2020. Mr. Gold received an M.B.A. in Finance and Accounting from Indiana University and a B.S. in accounting from the University of Utah.

Lisa Bossard Funk. Ms. Funk has served as our Secretary and General Counsel since August 2015. Ms. Funk served as a director at Tohono Chul Park, Inc. from 2014 to 2018, the Pima County Bar Association from 2014 to 2016, and the Arizona Women Lawyers Association from 2007 to 2019. Ms. Funk received a J.D. from the University of Arizona College of Law, and a B.A. in Spanish, political science, and economics from the University of Arizona.

Mayra Chimienti. Ms. Chimienti was promoted to Chief Operating Office in March 2022 and previously served as our Vice President, Operations Services since July 2017. Ms. Chimienti joined our Company in 2007 and previously served as our Director of Training & Development from March 2013 to July 2017. Ms. Chimienti has served as a director for the Mister Cares Foundation since April 2020. Ms. Chimienti received a B.A. in communications from the University of Texas, El Paso.

Casey Lindsay. Mr. Lindsay has served as our Vice President, Corporate Development since September 2017. Mr. Lindsay previously served as our Director, Acquisitions from September 2013 to September 2017, and as the Corporate Development Manager for Sonova Holding AG from February 2010 to August 2013. Mr. Lindsay received a B.A. in Finance from Drake University.

John Danhakl. Mr. Danhakl has served as a member of our board of directors since August 2014. Mr. Danhakl has served as the Managing Partner of Leonard Green & Partners, a private equity investing firm, since 1995. Mr. Danhakl has also served on the board of directors of IQVIA Holdings Inc. since February 2010 and Life Time Group Holdings, Inc. since June 2015. Mr. Danhakl received an M.B.A. from Harvard Business School, and a B.A. in economics from the University of California, Berkeley.

We believe Mr. Danhakl is qualified to serve on our board of directors due to his extensive experience investing in and supporting high-growth, market-leading companies, and his experience as a financial analyst.

Jonathan Seiffer. Mr. Seiffer has served as a member of our board of directors since August 2014. Mr. Seiffer is a Senior Partner at Leonard Green & Partners, a private equity investing firm, which he joined as an Associate in October 1994. Mr. Seiffer has also served on the board of directors of Signet Jewelers, LTD since 2019, AerSale Corporation since December 2020, and previously served on the Boards of Directors of Whole Foods Market, Inc. from 2008 to 2017 and BJ’s Wholesale Club from 2011 to 2020. Mr. Seiffer obtained a B.S. in finance and systems engineering from the University of Pennsylvania.

We believe Mr. Seiffer is qualified to serve on our board of directors due to his extensive experience investing in and supporting high-growth, market-leading companies.

J. Kristofer Galashan. Mr. Galashan has served as a member of our board of directors since August 2014. Mr. Galashan is a Partner of Leonard Green & Partners where he joined as an associate in 2002. Mr. Galashan also serves on the board of directors of the following companies: USHG Acquisition Corp. since February 2021, Life Time Group Holdings, Inc. since March 2015, Container Store Group, Inc. since August 2007 and previously served on the board of directors for BJ’s Wholesale Club Holdings, Inc. from 2011 to 2019. Mr. Galashan earned a B.A. in Honors Business Administration from the Richard Ivey School of Business at the University of Western Ontario.

We believe Mr. Galashan is qualified to serve on our board of directors due to his extensive experience investing in and supporting high-growth, market-leading companies.

Jeffrey Suer. Mr. Suer has served as a member of our board of directors since August 2014. Mr. Suer is a Principal at Leonard Green & Partners, a private equity investing firm. Prior to joining Leonard Green & Partners in August 2013, Mr. Suer previously served as a private equity associate at Apollo Global Management LLC and a mergers and acquisitions analyst at Morgan Stanley. Mr. Suer received an M.B.A. from Harvard Business School, and a B.S. in Mathematics/Economics from the University of California, Los Angeles.

We believe Mr. Suer is qualified to serve on our board of directors due to his extensive experience investing in and supporting high-growth, market-leading companies.

Jodi Taylor. Ms. Taylor has served as a member of our board of directors since June 2021. Ms. Taylor previously served as an executive officer of Container Store Group, Inc., a publicly traded specialty retailer of storage and organization products, until her retirement in March 2021. She was the Chief Financial Officer from December 2007 through August 2020, the Secretary from October 2013 through March 2021, and the Chief Administrative Officer from July 2016 through March 2021. Prior to joining Container Store Group, Inc., Ms. Taylor spent nine years as the Chief Financial Officer and Secretary of Harold’s Stores, Inc., a regional specialty retailer of high-end apparel. Since August 2020, Ms. Taylor has served on the board of directors of the J.M. Smucker Company, where she also serves on the audit committee and nominating committee. She has been a certified public accountant since 1984, starting with an accounting role at Deloitte & Touche LLP.

We believe Ms. Taylor is qualified to serve on our board of directors due to her experience as an executive officer of a public company and her financial and accounting expertise.

Susan Docherty. Ms. Docherty has served as a member of our board of directors since June 2021. Ms. Docherty is the former Chief Executive Officer of Canyon Ranch and served in this position from May 2015 to August 2019. Ms. Docherty has also served as a member of the board of directors of The Brink’s Company since May 2014 where she has served on the compensation committee since January 2016, and the finance committee since May 2014. Ms.

Docherty received a Master of Science in Management from the Stanford Graduate School of Business, and a B.A. in Economics and an Honors Business Administration degree from the University of Windsor.

We believe Ms. Docherty is qualified to serve on our board of directors because of her extensive executive-level experience at consumer sales and marketing companies.

Dorvin Lively. Mr. Lively has served as a member of our board of directors since June 2021. Mr. Lively has also served as the President of Planet Fitness, Inc. since May 2017, and previously served as their Chief Financial Officer from July 2013 until January 2019. Mr. Lively previously served as Executive Vice President, Chief Financial Officer, interim Chief Executive Officer and Chief Administrative Officer for RadioShack Corporation from August 2011 to July 2013, and prior to RadioShack, Mr. Lively served as Chief Financial Officer at Ace Hardware Corp. Mr. Lively currently serves as Director and Chair of the Audit Committee for European Wax Center, Inc. Since March 2021. Mr. Lively received a B.A. from the University of Arkansas.

We believe Mr. Lively is qualified to serve on our board of directors due to his experience as an executive officer at industry leading retail and service companies.

Ronald Kirk. Mr. Kirk has served as a member of our board of directors since October 2021. Mr. Kirk has been Senior Of Counsel at the law firm of Gibson, Dunn & Crutcher LLP since March 2013 and co-chairs the International Trade Practice Group. From 2009 until 2013, Mr. Kirk served as the U.S. Trade Representative under President Obama, where he focused on the development and enforcement of U.S. intellectual property law. Prior to serving as U.S. Trade Representative, from 2005 to 2009, Mr. Kirk was a partner of the law firm of Vinson & Elkins LLP and, from 1994 to 2005, was a partner in the Corporate Securities Practice of Gardere Wynne & Sewell LLP. Mr. Kirk currently serves on the board of Texas Instruments Incorporated and the board of Macquarie Infrastructure Holdings, LLC. Mr. Kirk received a B.A. in Political Science and Sociology from Austin College and a J.D. from University of Texas School at Austin of Law.

We believe Mr. Kirk is qualified to serve on our board of directors due to his broad leadership experience and experience as an independent director for other public companies.

Veronica Rogers. Ms. Rogers has served as a member of our board of directors since October 2021. Ms. Rogers has served as Senior Vice President, Head of Global Sales and Business Operations of Sony Interactive Entertainment LLC since January 2020. From 2006 to 2020, she served in various managerial roles in sales, marketing and business development at Microsoft Corporation, most recently as Vice President, Device Partner, Sales from 2018 to 2020. Ms. Rogers received a B.A. in Economics and a Master of Arts degree in Economics from the University of Cambridge, as well as a Master of Science degree in European Political Economy and Political Science from the London School of Economics.

We believe Ms. Rogers is qualified to serve on our board of directors due to her experience as an executive officer of public companies.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2021 and to date filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2021 and to date other than one Form 4 reporting one late transaction for Veronica Rogers, one Form 4 reporting one late transaction for Ronald Kirk and one Form 4 reporting one late transaction for Casey Lindsay.

Audit Committee

We have a separately designated standing audit committee consisting of Dorvin Lively, Susan Docherty and Jodi Taylor, with Ms. Taylor serving as chair. Our board has determined that each member of our audit committee qualifies as independent under NYSE rules applicable to board members generally and under the NYSE rules and Exchange Act Rule 10A-3 specific to audit committee members. Our board of directors has also determined that each member of our audit committee is financially literate under the applicable NYSE rules and each of both Ms. Taylor and Mr. Lively qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Code of Conduct

Our board of directors has adopted a code of conduct (the “Code of Conduct”) applicable to all of our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions) and employees. Our Code of Conduct is available on our website at www.mistercarwash.com under Investor Relations. Our Code of Conduct is a “code of ethics” as defined in Item 406(b) of Regulation S-K. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Current Report on Form 8-K.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2021, our “named executive officers”, or “NEOs”, and their positions were as follows:

•
John Lai, Chairperson, President and Chief Executive Officer;
•
Jedidiah Gold, Chief Financial Officer; and
•
Lisa Bossard Funk, General Counsel.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
John Lai	2021	821,538	-	6,000,000	6,800,000	876,247	248,926	14,746,711
Chief Executive Officer and Director	2020	473,077	231,186	-	-	471,262	141,076	1,316,601
Jedidiah Gold	2021	357,692	-	1,125,000	1,275,000	188,223	14,320	2,960,235
Chief Financial Officer	2020	274,615	51,224	-	-	70,690	4,048	400,577
Lisa Bossard Funk	2021	326,623	-	375,000	425,000	125,691	13,290	1,265,604
General Counsel
(1)
Amounts reflect the actual base salary paid to each named executive officer in respect of 2021, taking into account salary increases implemented in connection with the initial public offering.
(2)
Amounts reflect the full grant-date fair value of stock awards and option awards granted during fiscal 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our directors in Note 14 Stock-based compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(3)
Amounts reflect (i) a car allowance for Mr. Lai in the amount of $9,000, (ii) cell phone allowances for Messrs. Lai and Gold and Ms. Funk in the amounts of $3,000, $1,200 and $2,400, respectively, (iii) 401(k) matching contributions of $4,350, $3,703 and $3,947 made by us on behalf of Messrs. Lai and Gold and Ms. Funk’s accounts, respectively, (iv) supplemental executive disability insurance premiums of $8,400, $5,142 and

$6,943 paid by us on behalf of Messrs. Lai and Gold, and Ms. Funk, respectively, and (v) deferred compensation matching contributions of $601 and $4,275 made by us on behalf of Messrs. Lai and Gold’s accounts, respectively. For Mr. Lai, the amount also reflects the value of personal usage of Company aircraft in the amount of $189,383 and a tax gross-up in the amount of $34,192 associated with his personal usage of Company aircraft.

Elements of the Company’s Executive Compensation Program

For the year ended December 31, 2021, the compensation for our named executive officers generally consisted of a base salary and cash bonuses. These elements (and the amounts of compensation and benefits under each element) were selected because we believe they are necessary to help us attract and retain executive talent which is fundamental to our success.

Below is a more detailed summary of the current executive compensation program as it relates to our named executive officers.

Base Salaries

Our named executive officers receive a base salary to compensate them for the services they provide to our Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Effective June 1, 2021, the base salaries for Mr. Lai and Ms. Funk were increased to $1,000,000 and $350,860, respectively.

Effective January 1, 2022, Mr. Gold’s base salary was increased to $475,000.

The actual salaries paid to each named executive officer for 2021 are set forth in the “Summary Compensation Table” above in the column titled “Salary.”

Bonus Compensation

2021 Bonus Programs

In 2021, we maintained the HQ Bonus Program, or the 2021 Bonus Program, which was a performance-based quarterly incentive plan that provided cash bonuses to certain salaried employees (including our named executive officers). Pursuant to the 2021 Bonus Program, bonus payouts are paid quarterly subject to the achievement of specific performance goals by each participant as well as the overall performance of the Company against our year-to-date budget, with 25% of each quarter’s total bonus held back and paid after year-end performance has been determined. Each named executive officer’s award under the 2021 Bonus Program is determined as a function of the participant’s target bonus amount, 50% of which is based on individual performance and the other 50% which is based on Company performance. Subject to the 25% holdback described above, named executive officers are eligible to be awarded between 0% and 120% of the quarterly target bonus amount for individual performance as evaluated by our chief executive officer (other than with respect to his own compensation) and the Company, and between 85% and 110% of the quarterly target bonus amount for Company performance, which is based on the Company’s Adjusted EBITDAR budget attainment. The amount of each named executive officer’s quarterly bonus based on Company performance is determined based on the prorated portion of the Company’s year-to-date Adjusted EBITDAR budget attainment at the end of such quarter, with final bonus payouts earned based on actual performance for the year. The Company’s calculation of Adjusted EBITDAR for purposes of determining bonus compensation is equivalent to its presentation of Adjusted EBITDA elsewhere in this Annual Report on Form 10-K as described in “Key Performance Indicators and Non-GAAP Measures,” except further adjusted for the Company’s cash rent expense.

With respect to 2021, we determined that the actual achievement of the Company’s year-to-date Adjusted EBITDAR budget attainment was 110% and individual performance was achieved at 100% by each NEO, resulting in payouts for each NEO as follows: $876,247 for Mr. Lai, $188,223 for Mr. Gold, and $125,691 for Ms. Funk. The actual cash bonuses awarded to each named executive officer under the 2021 Bonus Program for 2021 are set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Effective June 1, 2021, the target bonus opportunities for each of Mr. Lai and Ms. Funk under our applicable cash incentive plan were increased to 100% and 40%, respectively, of such named executive officer’s base salary. Mr. Gold’s target bonus opportunity remained at 50% of his base salary for 2021.

Equity Compensation

Each of our named executive officers holds outstanding option and restricted stock unit awards.

2014 Plan and Outstanding Awards

We maintain the 2014 Stock Option Plan of Hotshine Holdings, Inc., or the 2014 Plan, which provided for the issuance of stock option awards to our eligible employees (including our named executive officers), consultants and directors.

As described in further detail below in the Outstanding Equity Awards at Fiscal Year End Table and related footnotes, prior to 2020, we granted stock options under the 2014 Plan to each of our named executive officers, 60% of which vest based on the passage of time and 40% of which vest based on performance. All of the performance-based vesting options vested in connection with our initial public offering.

Mr. Lai was granted an option to purchase 11,145,024 shares of our common stock on September 3, 2014, all of which are vested, originally at an exercise price of $1.05 per share (currently at an exercise price of $0.66 per share for the time-based vesting portion of the option and $0.46 per share for the performance-based vesting portion of the option). Mr. Gold was granted an option to purchase 1,478,688 shares of our common stock on September 9, 2019 at an exercise price of $2.12 per share. Ms. Funk was granted an option to purchase 371,520 shares of our common stock on each of July 15, 2015 and November 23, 2016, respectively, originally at an exercise price of $1.05 and $1.25, respectively, per share (in each case, currently at an exercise price of $0.66 per share for the time-based vesting portion of the option and $0.46 per share for the performance-based vesting portion of the option). In each of December 2016 and May 2019, we paid out dividends to equityholders (including optionholders) which, among other things, resulted in the bifurcation and reduction of the exercise prices with respect to such optionholders’ outstanding time-based vesting and performance-based vesting options.

The time-based vesting portion of each option vests in five equal annual installments on each anniversary of the grant date (for Mr. Lai, September 3, 2014; for Mr. Gold, September 9, 2019; and for Ms. Funk, July 15, 2015 and November 23, 2016, respectively), subject to the named executive officer’s continued employment with us through each applicable vesting date. Mr. Lai's 2014 time-based vesting options vested in full on September 3, 2019, and Ms. Funk's 2015 and 2016 time-based vesting options vested in full on July 15, 2020 and November 23, 2021, respectively. The unvested portion of the time-based vesting options will accelerate in full upon a qualifying change in control of the Company, subject to the named executive officer’s continued employment with us through the consummation of such change in control.

The performance-based vesting portion of each option were scheduled to vest upon a performance measurement date (including a change in control or initial public offering) based on the return on LGP and its affiliates’ investment in the Company, subject to the named executive officer’s continued employment on such performance measurement date. Such performance-based options vested in full in connection with our initial public offering.

2021 Plan

We currently maintain the 2021 Incentive Award Plan, referred to herein as the 2021 Plan, in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our Company and certain of its affiliates and to enable our Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long-term success. For additional information about the 2021 Plan, see “—Equity Plans—2021 Incentive Award Plan” below.

IPO Awards

In connection with our initial public offering, we granted stock options and restricted stock unit awards to certain of our employees, including our named executive officers, under the 2021 Plan.

Under the 2021 Plan, Messrs. Lai and Gold and Ms. Funk were granted an option to purchase 1,000,000, 187,500, and 62,500 shares of our common stock, respectively, with an exercise price equal to $15.00 per share and a restricted stock unit award covering 400,000, 75,000 and 25,000 shares of our common stock, respectively. Each such grant vests in five ratable installments on each of the first five anniversaries of the grant date, subject to the executive’s continued service through the applicable vesting dates.

Other Elements of Compensation

Retirement and Deferred Compensation Plans

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k)-plan. Currently, we provide matching contributions in the 401(k)-plan equal to 50% of a participant’s salary deferrals up to 3% of his or her compensation, subject to limits provided in the Code. These matching contributions are fully vested after one year of service to the Company. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k)-plan, and making matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

We also maintain a nonqualified deferred compensation plan in which certain of our eligible employees, including certain of our named executive officers, participate. Under this plan, participants may defer the payment of eligible salary and incentive compensation until certain specified payment dates. For 2021, we made matching contributions of $601 and $4,275 on behalf of Messrs. Lai and Gold’s accounts, respectively.

Employee Benefits and Perquisites

Health and Welfare Plans

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•
medical, dental and vision benefits;
•
short-term and long-term disability insurance; and
•
life and accidental death & dismemberment insurance.

In addition, certain of our key employees (including our named executive officers) are eligible to participate in supplemental executive disability insurance. The amount of executive disability insurance premiums paid by us on behalf of each named executive officer are set forth above in the Summary Compensation Table in the column entitled “All Other Compensation.”

Other Benefits and Perquisites

We maintain a Company aircraft that is used primarily for business air travel by our executive officers. From time to time, Mr. Lai uses the Company aircraft for personal air travel pursuant to guidelines approved by our board of directors. On certain occasions, Mr. Lai’s family members and guests may accompany him on a flight. For 2021, the value of the aggregate incremental costs associated with Mr. Lai’s personal usage of Company aircraft was $189,383. We determine the incremental costs of the personal use of Company aircraft based on the variable operating costs to us, which includes (i) aircraft fuel expenses per hour of flight; (ii) certain variable repair and maintenance expenses; (iii) remote hangar, landing, ramp, and airport fees; (iv) customs, foreign permit and similar fees; (v) crew travel expenses; (vi) supplies and catering; and (vii) passenger ground transportation. Flights where there are no passengers on Company aircraft (so-called “deadhead” flights) are allocated to Mr. Lai when in connection with personal use. Because Company aircraft is used primarily for business travel, this methodology excludes fixed costs that do not change based on usage, such as aircraft permanent hangar rent, insurance, depreciation and pilot salaries.

In addition, we provide Mr. Lai with a car allowance and Messrs. Lai and Gold and Ms. Funk with cell phone allowances. The actual car and cell phone allowance amounts paid to our named executive officers for 2021 are set forth above in the Summary Compensation Table in the column entitled “All Other Compensation.”

We believe the benefits and perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

Tax Gross-Ups

Mr. Lai received a tax gross-up of $34,192 in 2021 associated with the income associated with his Company aircraft usage. In general, no other named executive officers receive tax gross-ups from the Company.

Stock Ownership Guidelines

In connection with our initial public offering, we adopted executive officer and director stock ownership guidelines that are applicable to our executive officers, including our named executive officers, and non-employee directors other than those directors affiliated with LGP or an affiliate thereof. Our executive officers and applicable non-employee directors are expected to satisfy the applicable guidelines set forth below within five years of the later of (i) the effective date of the initial public offering, or June 24, 2021, and (ii) the date of such individual’s appointment to a position with the Company that is subject to such guidelines, and to hold at least such minimum value in shares of common stock for so long as they are an executive officer or non-employee director, as applicable, thereafter.

Executive	Salary Multiple Threshold ($)
Chief Executive Officer	5x annual base salary
Other Executive Officers	3x annual base salary
Directors	5x annual cash retainer

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding stock option awards for each named executive officer as of December 31, 2021.

			Option Awards					Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
John Lai	09/03/2014	(1)	3,819,525	-	-	0.66	09/02/2024	-	-
	09/03/2014	(2)	4,458,048	-	-	0.46	09/02/2024	-	-
	06/25/2021	(4)	-	1,000,000	-	15.00	06/25/2031	-	-
	06/25/2021	(4)	-	-	-	-		400,000	7,284,000
Jedidiah Gold	09/09/2019	(3)	354,936	532,296	-	2.12	09/08/2029	-	-
	09/09/2019	(2)	591,456	-	-	2.12	09/08/2029	-	-
	06/25/2021	(4)	-	187,500	-	15.00	06/25/2031	-	-
	06/25/2021	(4)	-	-	-	-		75,000	1,365,750
Lisa Bossard Funk	07/15/2015	(1)	171,918	-	-	0.66	07/14/2025	-	-
	07/15/2015	(2)	128,122	-	-	0.46	07/14/2025	-	-
	11/23/2016	(1)	222,912	-	-	0.66	11/22/2026	-	-
	11/23/2016	(2)	148,608	-	-	0.46	11/22/2026	-	-
	06/25/2021	(4)	-	62,500	-	15.00	06/25/2031	-	-
	06/25/2021	(4)	-	-	-	-		25,000	455,250
(1)
Such time-based options are fully vested.
(2)
Such performance-based options vested in full in connection with the IPO.
(3)
Each such time-based vesting option vests in five annual equal installments on each anniversary of the grant date, subject to the named executive officer’s continued employment through each applicable vesting date. Any unvested portion of the option will accelerate in full upon a qualifying change in control of the Company, subject to the named executive officer’s continued employment through the consummation of such change in control.

(4)
Each such award vests in five annual equal installments on each anniversary of the grant date, subject to the named executive officer’s continued employment through each applicable vesting date. In the event the named executive officer is terminated without cause or for good reason during the twenty-four-month period following a change in control or by reason of death or disability, any unvested portion of the award will accelerate in full. In the event of a qualifying retirement where such executive is (i) age sixty or older and (ii) has been continuously employed with the Company for at least five years, and terminates employment following the six month period after the date such executive provides notice of resignation, the portion of the award that would have vested within the twelve month period following the date such executive provided notice of resignation will accelerate and vest upon the date of the qualifying retirement.
(5)
The market value of unvested restricted stock units is based on the closing price of our common stock on NYSE of $18.21 per share on December 31, 2021.

Executive Compensation Arrangements

Below is a written description of our employment arrangement with our Chief Executive Officer, Mr. Lai. We have not entered into employment agreements with our other named executive officers, Mr. Gold and Ms. Funk. Each of our other named executive officers’ employment is “at will” and may be terminated at any time without notice or the payment of severance.

Previous Employment Agreement with John Lai

On March 4, 2014, we entered into an employment agreement with Mr. Lai providing for his employment as our Chief Executive Officer, as was subsequently amended October 10, 2014 (the “Previous CEO Agreement”). Such agreement was replaced by the New CEO Agreement (as defined below) in connection with the IPO.

Pursuant to the Previous CEO Agreement, Mr. Lai was entitled to an initial annual base salary of $350,000 (increased to $600,000 effective October 2018). The Previous CEO Agreement also provided that Mr. Lai was eligible to receive a performance-based cash bonus of 75% of his base salary (set at $600,000 effective October 2018), paid quarterly, based on the achievement of performance objectives established by the Company in its discretion.

Existing Employment Agreement with John Lai

In June 2021, we entered into a new employment agreement with Mr. Lai (the “New CEO Agreement”).

Pursuant to the New CEO Agreement, Mr. Lai is entitled to an annual base salary of $1,000,000 and an annual performance-based bonus based on the achievement of performance targets set by our board of directors or its delegate with a target bonus opportunity of 100% of his annual base salary. Under the New CEO Agreement, Mr. Lai is also entitled to personal use of the Company’s aircraft pursuant to the terms and guidelines set forth in the Company’s aircraft usage policy then in effect.

Mr. Lai will be entitled to severance benefits in the event of certain qualifying terminations of employment pursuant to the Severance Plan, as described below.

The New CEO Agreement also provides for a Code Section 280G “cutback” such that payments or benefits that he receives in connection with a change in control will be reduced to the extent necessary to avoid the imposition of any excise tax under Code Sections 280G and 4999 if such reduction would result in a greater after-tax payment amount to Mr. Lai.

The New CEO Agreement contains perpetual confidentiality and non-disparagement covenants as well as 18-month post-termination non-competition and non-solicitation covenants.

Executive Severance Plan

In connection with our initial public offering, we adopted the Executive Severance Plan, or the Severance Plan, pursuant to which our senior executives, including our named executive officers, may receive severance benefits in connection with certain terminations of employment. Each capitalized term not defined herein shall have the meaning ascribed to it in the Severance Plan.

In the event a covered employee is terminated by the Company Group without Cause, or a covered employee terminates his or her employment for Good Reason, in each case, at any time other than during the period beginning 6 months before and ending on the 24-month anniversary of a Change in Control (the “Protection Period”), then such participant will be entitled to receive:

•
For the duration of such participant’s severance period (for Mr. Lai, up to 18 months; and for Mr. Gold and Ms. Funk, up to 12 months) (the “Severance Period”), an amount equal to the product of (i) such participant’s base salary rate in effect immediately prior to his or her termination (the “Base Salary Rate”), divided by 12 and (ii) the number of year(s) of such participant’s credited service with the Company Group (the “Severance Payment”); provided that, such participant’s Severance Payment shall not exceed (a) 1.5x the participant’s Base Salary Rate, in the case of the Company’s Chief Executive Officer, or (b) 1x the participant’s Base Salary Rate, in the case of any other covered employee;
•
A lump-sum cash payment equal to the cash bonus with respect to the fiscal year in which such participant’s termination of employment occurs, based on actual achievement of any applicable Company performance goals or objectives and any applicable individual performance goals or objectives, prorated for the number of days the participant was employed during that fiscal year (the “Prorated Bonus”);
•
Payment or reimbursement of such participant’s and his or her covered eligible dependents’ health insurance coverage under COBRA for up to the number of year(s) or partial years equal to such participant’s Severance Period; and
•
Accelerated vesting of such participant’s outstanding equity to the extent provided in any written agreement between such participant and the Company.

In the event a covered employee is terminated by the Company Group without Cause, or a covered employee terminates his or her employment for Good Reason, in each case, during the Protection Period, then such participant will be entitled to receive:

•
A lump-sum cash payment equal to the product of (i) such participant’s change in control severance multiplier (for Mr. Lai, 2.0; and for Mr. Gold and Ms. Funk, 1.5) (the “CIC Severance Multiplier”) and (ii) the sum of such participant’s Base Salary Rate and target annual bonus for the fiscal year in which such termination of employment occurs;
•
A lump-sum cash payment equal to the Prorated Bonus;
•
Payment or reimbursement of such participant’s and his or her covered eligible dependents’ health insurance coverage under COBRA for up to the number of years equal to such participant’s CIC Severance Multiplier; and
•
Accelerated vesting of such participant’s outstanding equity to the extent provided in any written agreement between such participant and the Company.

Receipt of severance benefits under the Severance Plan is subject to: (a) the covered employee’s compliance with certain restrictive covenants, including (i) 18-month post-termination non-competition and non-solicitation of customers and employees covenants, (ii) a perpetual confidentiality covenant and (iii) a perpetual non-disparagement covenant in favor of the Company; and (b) the covered employee’s execution of a general release of claims.

In addition, in the event of death or Disability, a covered employee will be entitled to receive accelerated vesting of such participant’s outstanding equity to the extent provided in any written agreement between such participant and the Company.

Director Compensation

The following table contains information concerning the compensation of our non-employee directors for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Susan Docherty	56,057	100,005	156,062
Ronald Kirk(3)	18,750	73,976	92,726
Dorvin Lively	49,903	100,005	149,908
Veronica Rogers(3)	18,750	73,976	92,726
Jodi Taylor	54,230	100,005	154,235
(1)
Amounts reflect the full grant-date fair value of stock awards granted during fiscal 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to our directors in Note 14 Stock-based compensation to the consolidated financial statements contained in this Annual Report on Form 10-K.
(2)
Solely for purposes of the restricted stock unit award granted to directors at the time of our initial public offering, the number of shares was rounded up to the nearest whole share. For purposes of all other equity awards granted to directors under the policy, the number of shares is rounded down to the nearest whole share.
(3)
Mr. Kirk and Ms. Rogers commenced service on our board of directors effective October 1, 2021.

The table below shows the aggregate numbers of unvested stock awards held as of December 31, 2021 by each non-employee director who was serving as of December 31, 2021.

Name	Unvested Restricted Stock Units Outstanding at Fiscal Year End
Susan Docherty	66,667
Ronald Kirk	3,865
Dorvin Lively	6,667
Veronica Rogers	3,865
Jodi Taylor	6,667

Non-Employee Director Compensation Policy

In connection with our initial public offering, we adopted a non-employee director compensation policy that is applicable to each of our non-employee directors (other than those who are affiliated with LGP). Pursuant to this non-employee director compensation policy, each such non-employee director will receive a mixture of cash and equity compensation.

Pursuant to this policy, each eligible non-employee director will receive an annual cash retainer of $75,000 that will be paid quarterly in arrears. The chairperson of the audit committee will receive an additional annual cash retainer of $25,000, the chairperson of the compensation committee will receive an additional annual cash retainer of $25,000, and the chairperson of the nominating and governance committee will receive an additional annual cash retainer of $25,000.

Also, pursuant to this policy, we intend to grant all eligible non-employee directors an initial equity award of restricted stock units that has a grant date value of $100,000 upon election to our board of directors, and thereafter an annual equity award of restricted stock units that has a grant date value of $100,000, in each case, which will vest in full on the earlier of (i) the next occurring annual meeting of our stockholders or (ii) the first anniversary of the grant date, subject to the non-employee director’s continued service through the applicable vesting date. Each non-employee director serving at the time of the initial public offering received a one-time restricted stock unit award with a grant date value of $100,000 in connection with the initial public offering, which will vest on the first anniversary of the grant date, subject to the non-employee director’s continued service through the applicable vesting date.

Equity Plans

Rollover Plan and 2014 Plan

We currently maintain our 2014 Rollover Option Plan, which covers certain rollover options to purchase shares of our common stock that was adopted in connection with the prior acquisition of Mister Car Wash Holdings, Inc., and 2014 Plan, as described above. No further stock options will be granted under the 2014 Rollover Option Plan or the 2014 Plan.

2021 Incentive Award Plan

We currently maintain the 2021 Plan, under which we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. Our employees, consultants and directors, and the employees and consultants of our parents and subsidiaries are eligible to receive awards under the 2021 Plan. The 2021 Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, restricted stock units, or RSUs, other stock-based awards, stock appreciation rights, or SARs, and cash awards.

2021 Employee Stock Purchase Plan

We currently maintain the 2021 Employee Stock Purchase Plan, or the ESPP. The compensation committee of our board of directors is the administrator of the ESPP.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2022 by:

•
each person or entity who is known by us to beneficially own more than 5% of our common stock;
•
each of our directors and named executive officers; and
•
all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished to us by each director, executive officer or stockholder listed in the table below, as the case may be. The amounts and percentages of our common stock beneficially owned are reported on the basis of rules of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 15, 2022. More than one person may be deemed to be a beneficial owner of the same securities.

Percentage of beneficial ownership is based on 301,361,856 shares of common stock outstanding as of March 15, 2022. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, warrants or other rights held by such person that are currently exercisable or that will become exercisable or will otherwise vest within 60 days of March 15, 2022 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, the address for each person or entity listed below is c/o Mister Car Wash, Inc., 222 East 5th Street, Tucson, Arizona, 85705.

Name	Number of Shares	Percentage of Total Outstanding Common Stock (%)
5% Stockholders
Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC (1)	219,213,079	67.1%
Directors and Named Executive Officers
John Lai(2)	11,709,918	3.6%
Jedidiah Gold(3)	949,680	*
Lisa Bossard Funk	658,131	*
John Danhakl(1)	219,213,079	*
Jonathan Seiffer(1)	219,213,079	*
J. Kristofer Galashan(1)	219,213,079	*
Jeffrey Suer	-	*
Jodi Taylor	-	*
Susan Docherty	-	*
Dorvin Lively	-	*
Ronald Kirk	-	*
Veronica Rogers	-	*
All directors and executive officers as a group (14 persons)(4)	234,913,215	71.9%

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)
Based solely on the Schedule 13G filed on February 14, 2022, Green Equity Investors VI, L.P., a Delaware limited partnership (“GEI VI”) is the direct owner of 134,812,845 shares of Common Stock of the Issuer (the “GEI VI Shares”). Green Equity Investors Side VI, L.P., a Delaware limited partnership (“GEI Side VI”), is the direct owner of 80,348,253 shares of Common Stock of the Issuer (the “GEI Side VI Shares”), LGP Associates VI-A LLC, a Delaware limited liability company (“Associates VI-A”), is the direct owner of 315,683 shares of Common Stock of the Issuer (the “Associates VI-A Shares”), and LGP Associates VI-B LLC, a Delaware limited liability company (“Associates VI-B” and together with GEI VI, GEI Side VI, and Associates VI-A, the “LGP Funds”) is the direct owner of 3,736,298 shares of Common Stock of the Issuer (the “Associates VI-B Shares” and, collectively with the GEI VI Shares, the GEI Side VI Shares, and the Associates VI-A Shares, the “Shares”).GEI Capital VI, LLC, a Delaware limited liability company (“Capital”) is the general partner of GEI VI and GEI Side VI. Green VI Holdings, LLC, a Delaware limited liability company (“Holdings”), is a limited partner of GEI VI and GEI Side VI. Leonard Green & Partners, L.P., a Delaware limited partnership (“LGP”) is the management company of GEI VI and GEI Side VI. LGP Management, Inc., a Delaware corporation (“LGPM”) is the general partner of LGP. Peridot Coinvest Manager LLC, a Delaware limited liability company (“Peridot”) is the manager of each of Associates VI-A and Associates VI-B. Capital, as the general partner of GEI VI and GEI Side VI, Holdings, as a limited partner of GEI VI and GEI Side VI, LGP, as the manager of GEI VI and GEI Side VI, LGPM, as the general partner of LGP, and Peridot as the manager of Associates VI-A and Associates VI-B, directly (whether through ownership or position) or indirectly through one or more intermediaries, may be deemed to share voting and investment power with respect to the Shares. As such, Capital, LGP, LGPM, Holdings, and Peridot may be deemed to be the indirect beneficial owners of the Shares. Each of the foregoing holder’s address is c/o Leonard Green & Partners, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025. For a description of certain relationships between us and LGP, please refer to Part III, Item 13. “Certain Relationships and Related Transactions, Director Independence.”
(2)
Represents (i) 3,432,345 shares of our common stock and (ii) 8,227,573 shares of our common stock underlying options to purchase common stock that are exercisable within 60 days of March 15, 2022.
(3)
Represents (i) 1,666 shares of our common stock and (ii) 948,014 shares of our common stock underlying options to purchase common stock that are exercisable within 60 days of March 15, 2022.
(4)
Represents (i) 222,906,383 shares of our common stock and (ii) 11,849,769 shares of our common stock underlying options to purchase common stock that are exercisable within 60 days of March 15, 2022.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021, with respect to the shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(2)	33,090,891	(3)	$1.96	37,450,024	(4)
Equity compensation plans not approved by security holders	-		-	-
Totals	33,090,891		$1.96	37,450,024
(1)
The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting and settlement of outstanding RSUs, which have no exercise price.
(2)
Includes awards or rights granted and available to be granted under the Rollover Plan, 2014 Plan, the 2021 Plan and ESPP.
(3)
Includes shares subject to outstanding awards granted, of which 31,213,551 shares are subject to outstanding options, 1,683,077 shares are subject to outstanding RSUs, and 194,263 shares are subject to outstanding stock purchase rights.
(4)
Includes 26,291,083 shares available for future issuance under our 2021 Plan and 4,557,391 shares available for future issuance under our ESPP of which 194,263 shares are expected to be issued with respect to the purchase period in effect as of December 31, 2021, which ends May 15, 2022 and is ongoing as of the date of this Annual Report. The number of shares available for issuance under our ESPP increases automatically on January 1 of each calendar year of the Company beginning in 2022 and ending in 2031, in an amount equal to the lesser of (i) 0.5% of the aggregate number of outstanding shares of our common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our board of directors. There are no shares available for future issuance under the Rollover Plan or the 2014 Plan

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy Regarding Related Party Transactions

Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests or improper valuation (or the perception thereof). Our board of directors has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on The New York Stock Exchange (“NYSE”). Under such policy, a related person transaction (as defined in the policy), and any material amendment or modification to a related person transaction, will be reviewed and approved or ratified by the audit committee or by the disinterested members of the board of directors.

In connection with the review and approval or ratification of a related person transaction:

•
management will disclose to the audit committee or disinterested directors, as applicable, information such as the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction and other the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;
•
management will advise the audit committee or disinterested directors, as applicable, as to other relevant considerations such as whether the related person transaction conflicts with the terms of our agreements governing our material outstanding indebtedness that limit or restricts our ability to enter into a related person transaction; and

•
related person transactions will be disclosed in our applicable filings under the Securities Act or the Exchange Act, and related rules, and, to the extent required.

In addition, the related person transaction policy provides that the audit committee or disinterested directors, as applicable, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent,” or “non-employee” director, as applicable, under the rules and regulations of the SEC. Each of the transactions described below entered into following the adoption of our related person transaction policy was approved in accordance with such policy.

IPO Reserved Share Program

In connection with our IPO, the underwriters reserved for sale to some of our directors, officers, employees, business associates and related persons, shares of our common stock at the initial public offering price of $15.00 per share. The Company's executive officers, our directors, beneficial owners of more than 5% of our common stock and their respective related parties as defined under SEC rules, did not participate in the program.

Stockholders Agreement

In August 2014, we entered into a stockholders agreement with LGP, certain of our executive officers and certain other stockholders. The stockholders agreement contained, among other things, certain restrictions on the ability of LGP and our other stockholders to freely transfer shares of our stock, a right of first refusal to us and LGP for other stockholders’ shares, a repurchase right for us for certain shares held by management stockholders and drag-along and tag-along rights in connection with certain transfers of shares by LGP. It also provided that each party to the stockholders agreement agrees to vote all of their shares to elect the initial individuals designated to serve on our board, and for registration rights.

In connection with the IPO, we amended and restated the stockholders agreement (the “Stockholders Agreement”) to eliminate certain provisions (but maintain those related to the registration rights, which are described below) and to provide specific board rights and obligations. The Stockholders Agreement includes provisions pursuant to which we granted the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our common stock held by LGP, and the right to LGP and certain other stockholders to piggyback on such registration statements in certain circumstances. These shares represent approximately 73% of our common stock as of the date of this Annual Report on Form 10-K. These shares also may be sold under Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. The Stockholders Agreement also requires us to indemnify such stockholders in connection with any registrations of our securities. In addition, the Stockholders Agreement provides that LGP is entitled to designate individuals to be included in the slate of nominees recommended by our board of directors for election to our board of directors, so as to ensure that the composition of our board of directors and its committees complies with the provisions of the Stockholders Agreement related to the composition of our board of directors and its committees.

Management Services Agreement

Prior to the IPO, we were party to a management services agreement with the advisory affiliate of LGP, pursuant to which LGP agreed to provide certain management and financial services. The management services agreement with LGP terminated without any termination payment automatically upon the closing of the IPO, subject to the survival of certain obligations, including as to indemnification. LGP does not now provide managerial services to us in any form.
Credit Facilities

An affiliate of LGP was a lender under the Second Lien Term Loan pursuant to an incremental amendment to the Second Lien Term Loan which we entered into on March 31, 2020 for an additional $5.6 million of term loans. We used a portion of the proceeds we received in the IPO to repay all outstanding borrowings on the Second Lien Term

Loan in June 2021. Prior to their repayment, the Second Lien Term Loan accrued interest at a rate of 10.0% per annum.

Indemnification Agreements

Our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL, subject to certain exceptions contained in our amended and restated bylaws. In addition, our amended and restated certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty.

We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the indemnitees with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the DGCL, subject to certain exceptions contained in those agreements.

There is no pending litigation or proceeding naming any of our directors or officers for which indemnification is being sought, and we are not aware of any pending litigation that may result in claims for indemnification by any director or executive officer.

Director Independence

Our board of directors has affirmatively determined that each of John Danhakl, Jonathan Seiffer, J. Kristofer Galashan, Jeffrey Suer, Jodi Taylor, Susan Docherty, Dorvin Lively, Ronald Kirk and Veronica Rogers, representing nine of our ten board members, qualifies as independent under the NYSE rules. John Lai is not an independent director due to his employment as Chief Executive Officer of the Company. In making its independence determinations, the board of directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and any relationships they have with us and our management, including with respect to their ownership of our common stock. Our board has also determined that each member of our audit committee satisfies the heightened independence requirements for audit committee members under Rule 10A-3 of the Exchange Act.

As of the date of this Annual Report on Form 10-K, LGP controls more than 50% of the Company’s voting power for the election of our directors, and we, therefore, qualify as a “controlled company” within the meaning of rules of the NYSE. As a “controlled company,” we may elect not to comply with certain corporate governance standards, including the requirements:

•
that a majority of our board of directors consist of independent directors;
•
that our board of directors have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•
that our board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
for an annual performance evaluation of the nominating and corporate governance committee and compensation committee.

In reliance on the exemptions listed above, we do not have a compensation committee that consists entirely of independent directors. We may also elect to rely on additional exemptions for so long as we remain a “controlled company.” As a result, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements. In the event that we cease to be a “controlled company” and our common stock continues to be listed on NYSE, we are required to comply with these provisions within the applicable transition periods.

Item 14. Principal Accountant Fees and Services

The following table presents fees for audit, audit-related, tax and other professional services rendered by Deloitte & Touche LLP, our independent registered public accounting firm, and its affiliates billed to us for the fiscal years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2021	2020
Audit fees	$921,637	$605,500
Audit-related fees	1,694,875	201,584
Tax fees	591,481	733,515
All other fees	-	1,895
Total fees	$3,207,993	$1,542,494

Audit Fees: Audit fees for the years ended December 31, 2021 and December 31, 2020 consisted of fees billed for professional services rendered for the audit and interim reviews of Mister Car Wash’s financial statements.

Audit-related fees: All audit related fees for the fiscal years ended December 31, 2021 and December 31, 2020 consisted of fees billed for work performed in connection with SEC filings related to registration statements and comfort letters issued to underwriters, and merger and acquisition due diligence services provided in connection with potential acquisitions.

Tax Fees: Tax fees for the fiscal years ended December 31, 2021 and December 31, 2020 consisted of fees related to federal and state income tax and indirect tax return compliance and consulting matters.

All Other Fees: All other fees for the fiscal years ended December 31, 2021 and December 31, 2020 consisted of licensing fees for accounting research software.

Pre-Approval Policies and Procedures

The formal written charter for our audit committee requires that the audit committee pre-approve all audit services to be provided to us, whether provided by our principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by our independent registered public accounting firm, other than de minimis non-audit services approved in accordance with applicable SEC rules.

The audit committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by our independent registered public accounting firm may be pre-approved. The Pre-Approval Policy generally provides that the audit committee will not engage an independent registered public accounting firm to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the audit committee or by a designated member of the audit committee to whom the committee has delegated the authority to grant pre-approvals. Any member of the audit committee to whom the committee delegates authority to make pre-approval decisions must report any such pre-approval decisions to the audit committee at its next scheduled meeting. If circumstances arise where it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories or above the pre-approved amounts, the audit committee requires pre-approval for such additional services or such additional amounts. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the audit committee will consider whether such services are consistent with the SEC’s rules on auditor independence.

On an annual basis, the audit committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by our independent registered accounting firm without first obtaining specific pre-approval from the audit committee. The audit committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

The above-described services provided to us by Deloitte prior to our IPO were provided under engagements entered into prior to our adoption of our pre-approval policies and, following our IPO, in accordance with such policies.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this report:
1.
Consolidated financial statements: All consolidated financial statements as set forth under Part II, Item 8 of this Annual Report on Form 10-K.
2.
Supplementary Financial Statement Schedules: Supplementary schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
3.
Exhibits:

Exhibit Number	Description	Form	File. No	Exhibit	Filing Date	Furnished Herewith
2.1+

Equity Purchase Agreement, dated December 8, 2021, by and among Sunshine Acquisition Sub Corp., Clean Streak Ventures, LLC, MDKMH Partners, Inc., Clean Streak Ventures Intermediate Holdco, LLC (the “CSV Seller”), MKH Capital Partners Offshore Fund I, LP (the “CSV Blocker Seller” and together with the CSV Seller, each a “Seller” and together the “Sellers”), and Clean Streak Ventures Holdco, LLC, as the representative of the Sellers.

						*
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.1	7/2/2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-40542	3.2	7/2/2021
4.1	Description of Capital Stock					*
10.1	Amended and Restated Shareholders Agreement, dated June 29, 2021, among the Company and certain of its shareholders	8-K	001-40542	10.1	7/2/2021
10.2	Second Amendment to the First Lien Term Loan Agreement, dated June 4, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1/A	333-256697	10.1(b)	6/17/2021
10.3	Amended and Restated First Lien Term Loan Agreement, dated May 14, 2019, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.1	6/02/2021
10.4	First Amendment to the Amended and Restated First Lien Term Loan Agreement, dated February 5, 2020, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.1(a)	6/02/2021
10.5	Second Amendment to the First Lien Term Loan Agreement, dated June 4, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.2	6/02/2021
10.6	First Amendment to the Second Lien Term Loan Agreement, dated March 31, 2020, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.2(a)	6/02/2021
10.7	Third Amendment to the First Lien Term Loan Agreement, dated December 8, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein					*
10.8†	2014 Stock Option Plan of Hotshine Holdings, Inc.	S-1	333-256697	10.3	6/02/2021

	Form of Option Agreement under the 2014 Stock Option Plan of Hotshine Holdings, Inc. Form of Option Agreement under the 2014 Stock Option Plan of Hotshine Holdings, Inc.	S-1	333-256697	10.3(a)1	6/02/2021
10.9†	Mister Car Wash, Inc. 2021 Incentive Award Plan	S-1A	333-256697	10.4	6/17/2021
10.10†	Mister Car Wash, Inc. 2021 Employee Stock Purchase Plan	S-1A	333-256697	10.12	6/17/2021
10.11†	Mister Car Wash, Inc. Executive Severance Plan	S-1A	333-256697	10.13	6/17/2021
10.12†	Non-Employee Director Compensation Policy	S-1A	333-256697	10.5	6/17/2021
10.13†	Form of Indemnification and Advancement Agreement
10.14†	Employment Agreement with John Lai					*
10.15†	Form of Option Agreement under the Mister Car Wash, Inc. 2021 Incentive Award Plan
10.16†	Form of RSU Agreement under the Mister Car Wash, Inc. 2021 Incentive Award Plan
10.17†	Mister Car Wash, Inc. 2021 Employee Stock Purchase Plan
10.18†	Mister Car Wash, Inc. Executive Severance Plan
21.1	List of subsidiaries of Mister Car Wash, Inc.					*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan.

+ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mister Car Wash, Inc.

Date: March 25, 2022	By:	/s/ John Lai
John Lai
Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2022	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Lai	Chairperson, President and Chief Executive Officer (principal executive officer)	March 25, 2022
John Lai

/s/ Jedidiah Gold	Chief Financial Officer (principal financial and accounting officer)	March 25, 2022
Jedidiah Gold

/s/ John Danhakl	Director	March 25, 2022
John Danhakl

/s/ Jonathan Seiffer	Director	March 25, 2022
Jonathan Seiffer

/s/ J. Kristofer Galashan	Director	March 25, 2022
J. Kristofer Galashan

/s/ Jeffrey Suer	Director	March 25, 2022
Jeffrey Suer

/s/ Jodi Taylor	Director	March 25, 2022
Jodi Taylor

/s/ Susan Docherty	Director	March 25, 2022
Susan Docherty

/s/ Dorvin Lively	Director	March 25, 2022
Dorvin Lively

/s/ Ronald Kirk	Director	March 25, 2022
Ronald Kirk

/s/ Veronica Rogers	Director	March 25, 2022
Veronica Rogers