Form 10-Q
period 2022-03-31
Mister Car Wash, Inc.
filed 2022-05-13
CIK 1853513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had 302,272,484 shares of common stock, $0.01 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our future results of operations and financial position, business strategy and approach may be forward-looking. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 1A. “Risk Factors” and in Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 10-K”) and in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. These risks and uncertainties include, but are not limited to:

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
•
Our business is subject to various laws and regulations and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, may result in litigation, investigation or claims that could adversely affect our business.
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

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context requires otherwise, references to “Mister Car Wash,” “Mister,” the “Company,” “we,” “us,” and “our,” refer to Mister Car Wash, Inc. and its subsidiaries on a consolidated basis.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mister Car Wash, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(Unaudited)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$70,261	$19,738
Restricted cash	174	120
Accounts receivable, net	1,128	1,090
Other receivables	12,733	22,796
Inventory, net	7,000	6,334
Prepaid expenses and other current assets	9,858	8,766
Total current assets	101,154	58,844

Property and equipment, net	487,897	472,448
Operating lease right of use assets, net	716,745	718,533
Other intangible assets, net	128,052	129,820
Goodwill	1,060,766	1,060,221
Other assets	8,265	8,236
Total assets	$2,502,879	$2,448,102

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,869	$27,346
Accrued payroll and related expenses	20,484	16,963
Other accrued expenses	20,405	20,201
Current maturities of operating lease liability	37,889	37,345
Current maturities of finance lease liability	577	559
Deferred revenue	28,463	27,815
Total current liabilities	141,687	130,229

Long-term portion of debt, net	894,629	896,336
Operating lease liability	714,098	717,552
Financing lease liability	15,206	15,359
Long-term deferred tax liability	28,246	22,603
Other long-term liabilities	7,659	8,871
Total liabilities	1,801,525	1,790,950

Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 301,607,178 and 300,120,451 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	3,022	3,007
Additional paid-in capital	759,173	752,343
Accumulated other comprehensive income	2,094	225
Accumulated deficit	(62,935)	(98,423)
Total stockholders’ equity	701,354	657,152
Total liabilities and stockholders’ equity	$2,502,879	$2,448,102

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenues	$219,419	$175,508
Cost of labor and chemicals	65,538	51,749
Other store operating expenses	77,801	61,083
General and administrative	23,687	14,961
Loss on sale of assets	459	790
Total costs and expenses	167,485	128,583
Operating income	51,934	46,925

Other expense:
Interest expense, net	8,166	13,959
Total other expense	8,166	13,959
Income before taxes	43,768	32,966
Income tax provision	8,280	8,382
Net income	$35,488	$24,584

Other comprehensive income, net of tax:
Gain on interest rate swap	1,869	319
Total comprehensive income	$37,357	$24,903

Net income per share:
Basic	$0.12	$0.09
Diluted	$0.11	$0.09
Weighted-average common shares outstanding:
Basic	300,931,453	262,151,037
Diluted	329,172,437	278,354,463

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$35,488	$24,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,945	11,650
Stock-based compensation expense	5,519	310
Loss on sale of assets	459	790
Amortization of deferred debt issuance costs	419	356
Non-cash lease expense	9,606	8,613
Deferred income tax	5,018	7,099
Changes in assets and liabilities:
Accounts receivable, net	146	(318)
Other receivables	10,108	(262)
Inventory, net	(665)	289
Prepaid expenses and other current assets	901	(242)
Accounts payable	5,679	3,144
Accrued expenses	3,635	2,799
Deferred revenue	648	1,254
Operating lease liability	(9,094)	(8,245)
Other noncurrent assets and liabilities	(1,268)	(232)
Net cash provided by operating activities	$81,544	$51,589

Cash flows from investing activities:
Purchases of property and equipment	(30,015)	(32,301)
Proceeds from sale of property and equipment	1	3,591
Net cash used in investing activities	$(30,014)	$(28,710)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,281	121
Payments for repurchases of common stock	-	(199)
Payments on debt borrowings	(2,100)	(2,100)
Principal payments on finance lease obligations	(134)	(119)
Payments of issuance costs pursuant to initial public offering	-	(35)
Net cash used in financing activities	$(953)	$(2,332)

Net change in cash and cash equivalents and restricted cash during period	50,577	20,547
Cash and cash equivalents and restricted cash at beginning of period	19,858	117,874
Cash and cash equivalents and restricted cash at end of period	$70,435	$138,421

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,821	$14,149
Cash paid for income taxes	$-	$109

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$18,123	$6,363
Stock option exercise proceeds in other receivables	$45	$-
Repurchase of common stock in other accrued expenses	$-	$15
Deferred offering costs in accounts payable and other accrued expenses	$-	$1,030

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	300,120,451	$3,007	$752,343	$225	$(98,423)	$657,152
Stock-based compensation expense	-	-	5,519	-	-	5,519
Exercise of stock options	1,486,727	15	1,311	-	-	1,326
Gain on interest rate swap	-	-	-	1,869	-	1,869
Net income	-	-	-	-	35,488	35,488
Balance as of March 31, 2022	301,607,178	$3,022	$759,173	$2,094	$(62,935)	$701,354

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	261,907,622	$2,622	$91,523	$(1,117)	$(76,378)	$16,650
Stock-based compensation expense	-	-	310	-	-	310
Exercise of stock options	688,430	7	260	-	-	267
Shares repurchased	(180,681)	-	(534)	-	-	(534)
Gain on interest rate swap	-	-	-	319	-	319
Net income	-	-	-	-	24,584	24,584
Balance as of March 31, 2021	262,415,371	$2,629	$91,559	$(798)	$(51,794)	$41,596

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

1. Nature of Business

Mister Car Wash, Inc., together with its subsidiaries (collectively, the “Company”), is a Delaware corporation based in Tucson, Arizona and provider of conveyorized car wash services. The Company operates two location formats: Express Exterior Locations, which offer express exterior cleaning services, and Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services. As of March 31, 2022, the Company operated 399 car washes in 21 states.

Forward Stock Split

In June 2021, the Company's board of directors (the “Board”) and the stockholders of the Company approved a 96-for-1 forward stock split of the Company’s outstanding common stock, which was effective on June 16, 2021. All common stock and per share information has been retroactively adjusted to give effect to this forward stock split for all periods presented. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately increased and the respective per share value and exercise prices, if applicable, were proportionately decreased in accordance with the terms of the agreements governing such securities. There were no changes to the par value per share of the Company’s common stock as a result of the forward stock split. Additionally, the Board and the stockholders of the Company approved an increase in the authorized shares of common stock to 1,000,000,000 shares.

Initial Public Offering

In June 2021, the Company completed its initial public offering (“IPO”) of 43,125,000 shares of common stock at a public offering price of $15.00 per share. The Company sold 31,250,000 shares of common stock and the selling stockholders identified in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-256697), filed with the SEC pursuant to Rule 424(b)(4) on June 28, 2021 (the “Prospectus”), sold an aggregate amount of 11,875,000 shares of common stock, which selling stockholder amount included the underwriters' option to purchase up to an additional 5,625,000 shares of common stock. The Company received gross proceeds of approximately $468,750 before deducting underwriting discounts, commissions and offering related issuance costs; the Company did not receive any proceeds from the sale of shares by the selling stockholders. The unaudited condensed consolidated financial statements as of March 31, 2022, including share and per share amounts, include the effects of the IPO.

Secondary Public Offering

In August 2021, the Company completed a secondary public offering of 12,000,000 shares of common stock sold by the selling stockholders identified in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-258186), filed with the SEC pursuant to Rule 424(b)(5) on August 24, 2021. The Company did not receive any proceeds from the sale of shares by the selling stockholders, and the Company incurred $498 of expenses in connection with the secondary public offering, which were recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the 2021 10-K.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2022, consolidated results of operations and comprehensive income for the three months ended March 31, 2022 and 2021, and consolidated cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2022.

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

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $78 and $70 as of March 31, 2022 and December 31, 2021, respectively. The activity in the allowance for doubtful accounts was immaterial for the three months ended March 31, 2022 and 2021.

Other Receivables

Other receivables consisted of the following for the periods presented:

	As of
	March 31, 2022	December 31, 2021
Payroll tax withholding and exercise proceeds receivable	$—	$8,477
Construction receivable	5,911	5,574
Income tax receivable	2,343	4,935
Insurance receivable	2,646	2,594
Other	1,833	1,216
Total other receivables	$12,733	$22,796

Inventory, Net

Inventory consisted of the following for the periods presented:

	As of
	March 31, 2022	December 31, 2021
Chemical washing solutions	$7,055	$6,406
Other	81	52
Total inventory, gross	7,136	6,458
Reserve for obsolescence	(136)	(124)
Total inventory, net	$7,000	$6,334

The activity in the reserve for obsolescence was immaterial for the three months ended March 31, 2022 and 2021.

Revenue Recognition

The following table summarizes the composition of the Company’s revenue, net for the periods presented:

	Three Months Ended March 31,
	2022	2021
Recognized over time	$140,874	$108,270
Recognized at a point in time	78,008	66,322
Other revenue	537	916
Net revenues	$219,419	$175,508

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average shares outstanding for the period and includes the dilutive impact of potential new shares issuable upon vesting and exercise of stock options, vesting of restricted stock units, and stock purchase rights granted under an employee stock purchase plan. Potentially dilutive securities are excluded from the computation of diluted net income per share if their effect is antidilutive. Reconciliations of the numerators and denominators of the basic and diluted net income per share calculations for the periods presented are as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$35,488	$24,584

Denominator:
Weighted-average common shares outstanding - basic	300,931,453	262,151,037
Effect of potentially dilutive securities:
Stock options	27,010,017	16,203,426
Restricted stock units	1,230,967	-
Weighted-average common shares outstanding - diluted	329,172,437	278,354,463

Net income per share - basic	$0.12	$0.09
Net income per share - diluted	$0.11	$0.09

The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	2,041,141	458,152

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity financings, including the IPO, until such financings are consummated. After consummation of an equity financing, these costs are then recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs would be immediately written off to operating expenses. Upon the closing of the IPO in June 2021, all deferred offering costs in the accompanying unaudited condensed consolidated balance sheets were reclassified from prepaid expenses and other current assets and recorded against the IPO proceeds as a reduction to additional paid-in capital. As of March 31, 2022 and December 31, 2021, there were no deferred offering costs capitalized.

Prior Period Reclassification

Certain prior period amounts related to other receivables within accounts receivable, net and prepaid expenses and other current assets in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. There was no change to prior period current or total assets.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). The guidance improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and certain inconsistencies in application. Under current U.S. GAAP, an acquirer generally recognizes contract assets acquired and liabilities assumed in a business combination at fair value on the acquisition date. The amendments in this update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606 as if it had originated the contracts. The amendments in this update will be effective for the Company beginning January 1, 2023, and interim periods thereafter. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that ASU No. 2021-08 will have on its consolidated financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	March 31, 2022	December 31, 2021
Land	$87,072	$81,911
Buildings and improvements	177,301	171,540
Finance leases	16,497	16,497
Leasehold improvements	96,704	92,821
Vehicles and equipment	191,464	188,053
Furniture, fixtures and equipment	76,848	73,213
Construction in progress	31,407	24,724
Property and equipment, gross	677,293	648,759
Less: accumulated depreciation	(187,860)	(175,017)
Less: accumulated depreciation - finance leases	(1,536)	(1,294)
Property and equipment, net	$487,897	$472,448

For the three months ended March 31, 2022 and 2021, depreciation expense was $12,934 and $9,971, respectively.

For the three months ended March 31, 2022 and 2021, amortization expense on finance leases was $242 and $242, respectively.

4. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	March 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and Trademarks	$107,200	$100	$107,200	$-
CPC Unity System	42,900	32,663	42,900	31,591
Customer relationships	11,800	7,726	11,800	7,584
Covenants not to compete	11,075	4,434	11,075	3,980
	$172,975	$44,923	$172,975	$43,155

For the three months ended March 31, 2022 and 2021, amortization expense associated with the Company’s finite-lived intangible assets was $1,769 and $1,437, respectively.

As of March 31, 2022, estimated future amortization expense was as follows:

Fiscal Year Ending:
2022 (remaining nine months)	$5,728
2023	6,664
2024	4,793
2025	1,317
2026	1,250
Thereafter	1,200
Total estimated future amortization expense	$20,952

5. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	March 31, 2022	December 31, 2021
Balance at beginning of period	$1,060,221	$737,415
Current period acquisitions	-	323,477
Other provisional adjustments	545	(671)
Balance at end of period	$1,060,766	$1,060,221

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

6. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	March 31, 2022	December 31, 2021
Utilities	$4,601	$4,274
Accrued other tax expense	6,593	8,088
Insurance expense	3,304	3,200
Other	5,907	4,639
Total other accrued expenses	$20,405	$20,201

7. Income Taxes

The effective income tax rates on continuing operations for the three months ended March 31, 2022 and 2021 were 18.9% and 25.4%, respectively. In general, the effective tax rates differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible expenses such as those related to certain executive compensation, and other discrete tax benefits recorded during the period.

The year-to-date provision for income taxes for the three months ended March 31, 2022 included taxes on earnings at an anticipated annual effective tax rate of 27.0% and a net, favorable tax impact of $3,537 related primarily to discrete tax benefits originating from stock options exercised during the three months ended March 31, 2022.

The year-to-date provision for income taxes for the three months ended March 31, 2021 included taxes on earnings at an anticipated annual effective tax rate of 25.4%. Other discrete tax benefits were recorded during the period but did not result in a change in the effective tax rate recorded during the period.

For the three months ended March 31, 2022 and 2021, the Company did not record any unrecognized tax benefits or interest and penalties related to any uncertain tax positions.

8. Debt

The Company’s long-term debt consisted of the following as of the periods presented:

	As of
	March 31, 2022	December 31, 2021
Credit agreement
First lien term loan	$901,201	$903,301
Less: unamortized discount and debt issuance costs	(6,572)	(6,965)
First lien term loan, net	894,629	896,336

Total long-term portion of debt, net	$894,629	$896,336

As of March 31, 2022, annual maturities of debt were as follows:

Fiscal Year Ending:
2022 (remaining nine months)	$-
2023	-
2024	-
2025	-
2026	901,201
Thereafter	-
Total maturities of debt	$901,201

As of March 31, 2022 and December 31, 2021, unamortized debt issuance costs, including those associated with the Company's Revolving Commitment (as defined below), were $7,008 and $7,427, respectively, and accumulated amortization of debt issuance costs was $3,167 and $2,748, respectively.

For the three months ended March 31, 2022 and 2021, the amortization of deferred debt issuance costs in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive income was approximately $419 and $356, respectively.

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

First Lien Term Loan

In February 2020, the Company entered into Amendment No. 1 to Amended and Restated First Lien Credit Agreement (“Amendment No. 1”) which amended the Amended and Restated First Lien Credit Agreement entered into in May 2019 (the “A&R First Lien Credit Agreement”). Amendment No. 1 changed the interest rate spreads associated with the A&R First Lien Credit Agreement where (i) the variable margin associated with the Base Rate interest rate plus a variable margin based on the Company’s First Lien Net Leverage Ratio changed from 2.25% to 2.50% to 2.00% to 2.25% and (ii) the variable margin associated with the Eurodollar Rate interest rate for one, two, three or six months plus a variable margin based on the Company’s First Lien Net Leverage Ratio changed from 3.25% to 3.50% to 3.00% to 3.25%.

In June 2021, the Company made a voluntary prepayment of $190,400 of outstanding principal under the First Lien Term Loan funded by the net proceeds from the IPO. In connection with the voluntary prepayment, the Company expensed $1,037 of previously unamortized debt issuance costs as a loss on extinguishment of debt in the unaudited condensed consolidated statements of operations and comprehensive income. The early prepayment resulted in the elimination of required quarterly amortization principal payments through 2026.

In December 2021, in connection with the Clean Streak Ventures acquisition, the Company entered into Amendment No. 3 to Amended and Restated First Lien Credit Agreement (“Amendment No. 3”) which amended and restated the A&R First Lien Credit Agreement. Under the terms of Amendment No. 3, the previous First Lien Term Loan was increased by $290,000 to $903,301 with the balance due on May 14, 2026. The incremental increase in aggregate principal of $290,000 resulted in $285,962 of proceeds net of discount and deferred debt issuance costs.

As of March 31, 2022 and December 31, 2021, the amount outstanding under the First Lien Term Loan was $901,201 and $903,301, respectively. As of March 31, 2022 and December 31, 2021, the interest rate on the First Lien Term Loan was 3.46% and 3.10%, respectively.

The A&R First Lien Credit Agreement, as amended (the “Amended A&R First Lien Credit Agreement”), requires the Company to maintain compliance with a First Lien Net Leverage Ratio. As of March 31, 2022, the Company was in compliance with the First Lien Net Leverage Ratio financial covenant of the Amended A&R First Lien Credit Agreement.

Revolving Credit Agreement

In June 2021, the Company entered into Amendment No. 2 to the Amended and Restated First Lien Credit Agreement (“Amendment No. 2”) that (i) increased the maximum available borrowing capacity under the Revolving Commitment from $75,000 to $150,000 and (ii) extended the maturity date of the Revolving Commitment to the earliest to occur of (a) June 4, 2026, (b) the date that is six months prior to the maturity date of the First Lien Term Loan (provided that clause (b) shall not apply if the maturity date for the First Lien Term Loan is extended to a date that is at least six months after June 4, 2026, the First Lien Term Loan is refinanced having a maturity date at least six months after June 4, 2026, or the First Lien Term Loan is paid in full), (c) the date that commitments under the Revolving Commitment are permanently reduced to zero, and (d) the date of the termination of the commitments under the Revolving Commitment. The increase to the maximum available borrowing capacity was effected on the close of the IPO in June 2021. In connection with Amendment No. 2, the Company expensed $87 of previously unamortized debt issuance costs as a loss on extinguishment of debt in the unaudited condensed consolidated statements of operations and comprehensive income.

As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Revolving Commitment.

The maximum available borrowing capacity under the Revolving Commitment is reduced by outstanding letters of credit under the Revolving Commitment. As of March 31, 2022 and December 31, 2021, the available borrowing capacity under the Revolving Commitment was $149,442 and $149,503, respectively.

In addition, an unused commitment fee based on the Company’s First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of March 31, 2022 and December 31, 2021, the unused commitment fee was 0.25%.

Standby Letters of Credit

As of March 31, 2022, the Company has a letter of credit sublimit of $10,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $150,000. Any letter of credit issued under the Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2. Letters of credit under the Revolving Commitment reduce the maximum available borrowing capacity under the Revolving Commitment. As of March 31, 2022 and December 31, 2021, the amounts associated with outstanding letters of credit were $558 and $497, respectively, and unused letters of credit under the Revolving Commitment were $9,442 and $9,503, respectively.

Second Lien Credit Agreement

In June 2021, the Company made a voluntary prepayment of all outstanding borrowings under the second lien term loan (the “Second Lien Term Loan”) pursuant to the Second Lien Credit Agreement entered into May 2019, as amended by the First Amendment to Second Lien Credit Agreement in March 2020 (the “Amended Second Lien Credit Agreement”) funded by the net proceeds from the IPO, which included outstanding principal of $242,673 and accrued interest expense of $6,050. In connection with this voluntary prepayment, the Company expensed $2,059 of previously unamortized debt issuance costs as a loss on extinguishment of debt in the unaudited condensed consolidated statements of operations and comprehensive income.

9. Fair Value Measurements

The following table presents financial liabilities which are measured at fair value on a recurring basis as of March 31, 2022:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$2,818	$-	$2,818	$-
Liabilities:
Contingent Consideration	$5,750	$-	$-	$5,750

The following table presents financial liabilities which are measured at fair value on a recurring basis as of December 31, 2021:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$268	$-	$268	$-
Liabilities:
Contingent Consideration	$5,750	$-	$-	$5,750

The Company measures the fair value of its financial assets and liabilities using the highest level of inputs that are available as of the measurement date. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value due to the immediate or short-term maturity of these financial instruments. See Note 10-Interest Rate Swap for additional information on the interest rate swap.

The Company’s First Lien Term Loan approximates fair value to the debt’s variable interest rate terms. As of March 31, 2022 and December 31, 2021, the fair value of the Company’s First Lien Term Loan approximated its carrying value.

The Company recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition in December 2021. The Company measured its contingent consideration liability using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and the Company's most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when the Company obtains the certificate of occupancy for the car wash and opens to the public in 2023 and an annual payment based on certain financial metrics of the business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. The Company determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at March 31, 2022.

During the three months ended March 31, 2022 and 2021, there were no transfers between fair value measurement levels.

10. Interest Rate Swap

In May 2020, the Company entered into a pay-fixed, receive-floating interest rate swap (the “Swap”) to mitigate variability in forecasted interest payments on an amortizing notional of $550,000 of the Company’s variable-rate First Lien Term Loan. The Company designated the Swap as a cash flow hedge.

As of March 31, 2022, information pertaining to the Swap was as follows:

Notional Amount	Fair Value	Pay-Fixed	Receive-Floating	Maturity Date
$543,020	$2,818	0.308%	0.450%	October 20, 2022

As of March 31, 2022 and December 31, 2021, the current portion of the fair value of the Swap was $2,818 and $268, respectively, and is reported as a debit balance as a result of floating interest rates above fixed interest rates, and is included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2022 and December 31, 2021, there were no amounts of the fair value of the Swap classified as long-term in the accompanying unaudited condensed consolidated balance sheets.

For the three months ended March 31, 2022 and 2021, amounts reported in other comprehensive income in the accompanying unaudited condensed consolidated statements of operations and comprehensive income are net of tax of $625 and $106, respectively.

11. Leases

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	March 31, 2022	December 31, 2021
Assets
Operating	Operating lease right of use assets, net	$716,745	$718,533
Finance	Property and equipment, net	14,961	15,204
Total lease assets		$731,706	$733,737

Liabilities
Current
Operating	Current maturities of operating lease liability	$37,889	$37,345
Finance	Current maturities of finance lease liability	577	559
Long-term
Operating	Operating lease liability	714,098	717,552
Finance	Financing lease liability	15,206	15,359
Total lease liabilities		$767,770	$770,815

Components of total lease cost, net, consisted of the following for the periods presented:

	Three Months Ended March 31,
	2022	2021

Operating lease expense(1)	$21,204	$19,125
Finance lease expense
Amortization of lease assets	242	242
Interest on lease liabilities	285	294
Short-term lease expense	8	4
Variable lease expense(2)	5,141	3,924
Total	$26,880	$23,589
(1)
Operating lease expense includes an immaterial amount of sublease income and is included in other store operating expenses and general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.
(2)
Variable lease costs consist of property taxes, property insurance, and common area or other maintenance costs for the Company’s leases of land and buildings and is included in other store operating expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

The following includes supplemental information for the periods presented:

	Three Months Ended March 31,
	2022	2021
Operating cash flows from operating leases	$21,461	$19,527
Operating cash flows from finance leases	$285	$294
Financing cash flows from finance leases	$134	$119

Operating lease liabilities arising from obtaining ROU assets	$7,818	$9,357
Finance lease liabilities arising from obtaining ROU assets	$-	$-

Weighted-average remaining operating lease term	14.27	14.87
Weighted-average remaining finance lease term	17.08	17.95

Weighted-average operating lease discount rate	6.66%	6.26%
Weighted-average finance lease discount rate	7.33%	7.33%

As of March 31, 2022, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2022 (remaining nine months)	$64,609	$1,264
2023	85,778	1,716
2024	85,212	1,741
2025	84,883	1,766
2026	83,877	1,792
Thereafter	781,873	22,090
Total future minimum obligations	$1,186,232	$30,369
Less: Present value discount	(434,245)	(14,586)
Present value of net future minimum lease obligations	$751,987	$15,783
Less: current portion	(37,889)	(577)
Long-term obligations	$714,098	$15,206

Forward-Starting Leases

As of March 31, 2022, the Company entered into six leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in the remainder of 2022, or in 2023 or 2024 with initial lease terms of 15 to 20 years.

As of December 31, 2021, the Company entered into eight leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in the remainder of 2022 or in 2023 with initial lease terms of five to 20 years.

Sale-Leaseback Transactions

During the three months ended March 31, 2022, the Company did not complete any sale-leaseback transactions.

During the three months ended March 31, 2021, the Company completed one sale-leaseback transaction related to a car wash location for $3,667, resulting in a net loss of $270, which was included in loss on sale of assets in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. Contemporaneously with the closing of this sale, the Company entered into a lease agreement for the land and buildings for an initial 20-year term. For the sale-leaseback transaction consummated in the three months ended March 31, 2021, the cumulative initial annual rent is approximately $228, subject to annual escalations. This lease is accounted for as an operating lease.

12. Stockholders’ Equity

As of March 31, 2022, there were 1,000,000,000 shares of common stock authorized, 304,781,405 shares of common stock issued, and 301,607,178 shares of common stock outstanding.

As of December 31, 2021, there were 1,000,000,000 shares of common stock authorized, 303,294,678 shares of common stock issued, and 300,120,451 shares of common stock outstanding.

As of March 31, 2022 and December 31, 2021, the Company had 3,174,227 shares of treasury stock. As of March 31, 2022 and December 31, 2021, the cost of treasury stock included in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets was $6,091.

13. Stock-Based Compensation

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

The 2021 ESPP provides that the number of shares reserved and available for issuance under the 2021 ESPP will automatically increase on January 1 of each calendar year from January 1, 2022 through January 1, 2031 by an amount equal to the lesser of (i) 0.5% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) such lesser number of shares of common stock as determined by the Board. The number of shares reserved and available for issuance under the 2021 ESPP as of January 1, 2022 is 6,057,993.

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

2021 ESPP Valuation

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP during the periods presented:

Three Months Ended March 31,
2022
Expected volatility	34.33%
Risk-free interest rate	0.07%
Expected term (in years)	0.49
Expected dividend yield	None

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2014 Plan and 2021 Plan during the periods presented:

	Three Months Ended March 31,
	2022	2021
Expected volatility	-	40.83%
Risk-free interest rate	-	0.90%
Expected term (in years)	-	6.5
Expected dividend yield	-	None

Performance Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Performance Vesting Options granted under the 2014 Plan during the periods presented:

	Three Months Ended March 31,
	2022	2021
Expected volatility	-	60.00%
Risk-free interest rate	-	0.63%
Expected term (in years)	-	5.2
Expected dividend yield	-	None

Stock Options

A summary of the Company’s stock option activity during the period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	18,513,356	12,239,595	30,752,951	$2.01
Granted	-	-	-	$-
Exercised	(853,231)	(633,496)	(1,486,727)	$0.86
Forfeited	(113,330)	-	(113,330)	$9.79
Outstanding as of March 31, 2022	17,546,795	11,606,099	29,152,894	$2.04
Options vested or expected to vest as of March 31, 2022	16,839,236	11,606,099	28,445,335	$3.36
Options exercisable as of March 31, 2022	12,686,120	11,606,099	24,292,219	$0.84

The number and weighted-average grant date fair value of stock options during the period presented are as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2021	5,266,469	-	$3.45	$-
Non-vested as of March 31, 2022	4,738,227	-	$3.58	$-
Granted during the period	-	-	$-	$-
Vested during the period	(414,912)	-	$1.53	$-
Forfeited/canceled during the period	(113,330)	-	$4.51	$-

There were no grants of Time Vesting Options or Performance Vesting Options during the three months ended March 31, 2022.

The fair value of stock options vested during the three months ended March 31, 2022 was $7,420.

As of March 31, 2022, the weighted-average remaining contractual life of outstanding stock options was approximately 4.53 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity since December 31, 2021:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2021	1,683,077	$15.14
Granted	-	$-
Vested	-	$-
Forfeited	(53,941)	$15.03
Unvested as of March 31, 2022	1,629,136	$15.15

There were no RSUs that vested during the three months ended March 31, 2022.

As of March 31, 2022, the weighted-average remaining contractual life of outstanding RSUs was approximately 9.27 years.

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

Total stock-based compensation expense, by caption, recorded in the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended March 31,
	2022	2021
Cost of labor and chemicals	$1,871	$-
General and administrative	3,648	310
Total stock-based compensation expense	$5,519	$310

Total stock-based compensation expense, by award type, recorded in the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended March 31,
	2022	2021
Time Vesting Options	$1,920	$310
RSUs	3,226	-
2021 ESPP	373	-
Total stock-based compensation expense	$5,519	$310

As of March 31, 2022, total unrecognized compensation expense related to unvested Time Vesting Options was $10,095, which is expected to be recognized over a weighted-average period of 3.16 years.

As of March 31, 2022, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of March 31, 2022, total unrecognized compensation expense related to unvested RSUs was $13,105, which is expected to be recognized over a weighted-average period of 3.02 years.

As of March 31, 2022, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $207, which is expected to be recognized over a weighted-average period of 0.13 years.

Modification of Stock Options

In February 2021, the Company modified a total of 7,874,304 shares of Performance Vesting Options for 12 grantees to provide for an additional service-based vesting condition related to the acceleration of vesting in connection with a grantees’ death. The modification resulted in an incremental increase to unrecognized compensation expense related to unvested Performance Vesting Options of $75,217, which was recognized in June 2021 in connection with the completion of the IPO. The Company did not recognize current incremental stock-based compensation expense in connection with the modification during the three months ended March 31, 2021 because the grants vest upon the earlier of a performance condition or a service condition.

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

14. Business Combinations

From time to time, the Company may pursue acquisitions of conveyorized car washes that either strategically fit with the Company’s business or expand the Company’s presence in new and attractive markets.

The Company accounts for business combinations under the acquisition method of accounting. The assets acquired and liabilities assumed in connection with business acquisitions are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired and intangible assets assigned, recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired and liabilities assumed and in assigning their respective useful lives. Accordingly, the Company may engage third-party valuation specialists to assist in these determinations. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management; but are inherently uncertain.

The unaudited condensed consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. The Company expensed $129 and $149 of acquisition-related costs for the three months ended March 31, 2022 and 2021, respectively. These acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

For the three months ended March 31, 2022 and 2021, the amount of acquired goodwill that is not deductible for income tax purposes was not material.

2022 Acquisitions

The Company has not consummated any acquisitions during the three months ended March 31, 2022.

2021 Acquisitions

In 2021, the Company acquired the assets and liabilities of 37 conveyorized car washes in five acquisitions for total consideration of approximately $524,839, which was paid in cash. These acquisitions resulted in the preliminary recognition of $323,477 of goodwill, $202,708 of property and equipment, $4,300 of intangible assets related to customer relationships, $3,970 of intangible assets related to covenants not to compete, and $9,665 of net liabilities. In connection with the Downtowner Car Wash acquisition, the Company recognized a contingent consideration liability of $5,750. See Note 9 Fair Value Measurements for additional information regarding the contingent consideration liability.

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

15. Related-Party Transactions

For various advisory and monitoring services provided to the Company, Leonard Green & Partners ("LGP"), the majority owner of the Company, historically received $1,000 annually for various advisory and monitoring services provided to the Company pursuant to a management services agreement. For the three months ended March 31, 2021, total fees and expenses paid by the Company to LGP was $250. Fees and expenses paid to LGP are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The management services agreement terminated in June 2021 upon the consummation of the IPO.

LGP was one of the Company’s creditors under the Amended Second Lien Credit Agreement with an investment in 2020 of $5,625 in the Second Lien Term Loan. The Company made a voluntary prepayment of all outstanding balances under the Second Lien Term Loan in June 2021. See Note 8 Debt for additional information.

16. Commitments and Contingencies

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

Insurance

The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of March 31, 2022 and December 31, 2021, the Company accrued $3,230 and $3,169, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company recorded $2,646 and $2,594, respectively, in receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying unaudited condensed consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, the Company has had minor claims asserted against it by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by the Company, and it has incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by the Company, may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required. The Company is not aware of any significant remediation matters as of March 31, 2022. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, the Company is unable to reasonably estimate the ultimate cost of claims asserted against the Company related to environmental matters; however, the Company does not believe such costs will be material to its unaudited condensed consolidated financial statements.

In addition to potential claims asserted against the Company, there are certain regulatory obligations associated with these facilities. The Company also has a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and the Company has recognized a provisional amount. As of March 31, 2022 and December 31, 2021, the Company recorded an environmental remediation accrual of $12, which is included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our 2021 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other parts of this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” and in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 10-K.

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand, offering express exterior and interior cleaning services to customers across 399 car wash locations in 21 states as of March 31, 2022. Founded in 1996, we employ an efficient, repeatable, and scalable process, which we call the “Mister Experience,” to deliver a clean, dry, and shiny car every time. The core pillars of the “Mister Experience” are greeting every customer with a wave and smile, providing them the highest quality car wash, and delivering the experience quickly and conveniently. We offer a monthly subscription program, which we call the Unlimited Wash Club (“UWC”), as a flexible, quick, and convenient option for customers to keep their cars clean. As of March 31, 2022 and December 31, 2021, we had approximately 1.8 million and approximately 1.7 million UWC Members, respectively. For the three months ended March 31, 2022 and 2021, UWC sales represented 64% and 62% of our total wash sales, respectively, and UWC volume represented 73% and 72% of our total wash volume, respectively. Our scale and over 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure, and technology that improve speed of service, quality, and sustainability and realize strong financial performance.

Factors Affecting Our Business and Trends

We believe that our business and growth depend on a number of factors that present significant opportunities for us and may pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” of our 2021 10-K.

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

Greenfield Location Development

Our primary historical growth strategy has involved acquiring local and regional car wash operators, upgrading the facilities and equipment, training the team to provide the “Mister Experience,” and converting the site to the “Mister” brand. More recently, we have also grown through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and anticipate further pursuit of this strategy in the future. During the three months ended March 31, 2022, we successfully opened three greenfield locations. We expect the majority of our future location growth to be through greenfield development, which we believe will drive a more controllable pipeline of unit growth for future locations in existing and adjacent markets.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Acquisitions

In the three months ended March 31, 2022, we did not consummate any acquisitions.

Following an acquisition, we implement a variety of operational improvements to unify branding and enhance profitability. As soon as feasible, we fully integrate and transition acquired locations to the “Mister” brand and make investments to improve site flow, upgrade tunnel equipment and technology, and install our proprietary Unity Chemical system, which is a unique blend of our signature products utilizing the newest technology and services to make a better car wash experience for our customers. We also establish member-only lanes, optimize service offerings and implement training initiatives that we have successfully utilized to improve team member engagement and drive UWC growth post-acquisition. The costs associated with these onboarding initiatives, which vary by site, can impact the comparability of our results.

The comparability of our results may also be impacted by the inclusion of financial performance of our acquisitions that have not delivered a full fiscal year of financial results under Mister Car Wash’s ownership.

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Financial and Operating Data
Location count (end of period)	399	344
Comparable store sales growth	11%	19%
UWC Members (in thousands, end of period)	1,781	1,391
UWC sales as a percentage of total wash sales	64%	62%
Net income	$35,488	$24,584
Net income margin	16.2%	14.0%
Adjusted EBITDA	$74,849	$61,472
Adjusted EBITDA margin	34.1%	35.0%

Location Count (end of period)

Our location count refers to the total number of car wash locations at the end of a period, inclusive of new greenfield locations, acquired locations, and closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions, and closings, have, and will continue to have, an impact on our performance. In the three months ended March 31, 2022, we increased our location count by three greenfield locations. Our Express Exterior Locations, which offer express exterior cleaning services, comprise 320 of our current locations and our Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services, comprise 79 of our current locations.

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

Opening new locations is a primary component of our growth strategy and as we continue to execute on our growth strategy, we expect that a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy. For the three months ended March 31, 2022, comparable store sales increased to 11% compared to an increase of 19% in the three months ended March 31, 2021.

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 1.8 million and approximately 1.7 million UWC Members as of March 31, 2022 and December 31, 2021, respectively. Our UWC Members grew by approximately 8%, from December 31, 2021 through March 31, 2022.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our subscription offering. UWC sales were 64% and 62% of our total wash sales for the three months ended March 31, 2022 and 2021, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP measure of our financial performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Adjusted EBITDA is defined as net income (loss) before interest expense, net, income tax provision, depreciation and amortization expense, loss (gain) on sale of assets, gain on sale of quick lube facilities, dividend recapitalization fees and payments, loss on early debt extinguishment, stock-based compensation expense, acquisition expenses, management fees, non-cash rent expense, expenses associated with securities offerings, and other nonrecurring charges. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues for a given period.

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

Our management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation; to supplement U.S. GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and because our Amended A&R First Lien Credit Agreement uses measures similar to Adjusted EBITDA to measure our compliance with certain covenants.

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

Adjusted EBITDA was approximately $74.8 million and $61.5 million in the three months ended March 31, 2022 and 2021, respectively. Our Adjusted EBITDA margin was 34.1% and 35.0% in in the three months ended March 31, 2022 and 2021, respectively. The Adjusted EBITDA and Adjusted EBITDA margin results in the three months ended March 31, 2022 compared to the prior year period are primarily attributable to the increase in the number of UWC Members during the three months ended March 31, 2022, as well as the change in non-cash rent expense during the current period. The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Reconciliation of net income to Adjusted EBITDA:
Net income	$35,488	$24,584
Interest expense, net	8,166	13,959
Income tax provision	8,280	8,382
Depreciation and amortization expense	14,945	11,650
Loss on sale of assets (a)	459	790
Stock-based compensation expense (b)	5,519	310
Acquisition expenses (c)	534	454
Management fees (d)	-	250
Non-cash rent expense (e)	520	378
Expenses associated with initial public offering (f)	286	-
Other (g)	652	715
Adjusted EBITDA	$74,849	$61,472
Net Revenues	$219,419	$175,508
Adjusted EBITDA margin	34.1%	35.0%
(a)
Consists of losses on the disposition of assets associated with sale-leaseback transactions, store closures or the sale of property and equipment.
(b)
Represents non-cash expense associated with our share-based payments.
(c)
Represents expenses incurred in strategic acquisitions, including professional fees for accounting and auditing services, appraisals, legal fees and financial services, one-time costs associated with supplies for rebranding the acquired stores, and distinct travel expenses for related, distinct integration efforts by team members who are not part of our dedicated integration team.
(d)
Represents fees paid to Leonard Green & Partners in accordance with our management services agreement, which terminated on the consummation of our initial public offering in June 2021 (“IPO”).
(e)
Represents the difference between cash paid for rent expense and U.S. GAAP rent expense.
(f)
Represents nonrecurring expenses associated with the consummation of our IPO in June 2021.
(g)
Consists of other items as determined by management not to be reflective of our ongoing operating performance, such as costs associated with our one-time rebranding initiative costs, severance pay, non-deferred legal fees and other expenses related to credit agreement amendments, legal settlements and legal fees related to contract terminations, and nonrecurring strategic project costs.

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

Cost of Labor and Chemicals

Cost of labor and chemicals include compensation and related employee benefit expenses associated with car wash employees, maintenance employees, warehouse employees, chemicals and associated supplies, including wages, cash bonuses, stock-based compensation, taxes, insurance, and workers compensation payments as reported in the unaudited condensed consolidated statements of operations and comprehensive income included elsewhere in this Quarterly Report on Form 10-Q.

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

General and Administrative

General and administrative expenses include compensation expenses and the related employee benefits of headquarters employees, including wages, cash bonuses, stock-based compensation, taxes, insurance, and workers compensation payments, as well as information technology expenses, administrative office expenses, professional services and other related expenses, depreciation expense on held-for-use assets used at our headquarters, and amortization expense associated with our intangible assets.

We will continue to incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relations expenses. We expect such expenses to further increase after we are no longer an emerging growth company. These costs will generally be expensed under general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income included elsewhere in this Quarterly Report on Form 10-Q.

Loss on Sale of Assets

Loss on sale of assets includes losses on the sale-leaseback of our locations and sale of property and equipment.

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

We have adopted a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. We recognize interest and penalties related to uncertain tax positions in income tax provision in our unaudited condensed consolidated statements of operations and comprehensive income included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2022 and 2021 (Unaudited)

The unaudited results of operations data for the three months ended March 31, 2022 and 2021 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2022		2021
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$219,419	100%	$175,508	100%

Store operating costs:
Cost of labor and chemicals	65,538	30%	51,749	29%
Other store operating expenses	77,801	35%	61,083	35%
General and administrative	23,687	11%	14,961	9%
Loss on sale of assets	459	0%	790	0%
Total costs and expenses	167,485	76%	128,583	73%
Operating income	51,934	24%	46,925	27%
Other expense:
Interest expense, net	8,166	4%	13,959	8%
Total other expense	8,166	4%	13,959	8%
Income before taxes	43,768	20%	32,966	19%
Income tax provision	8,280	4%	8,382	5%
Net income	35,488	16%	24,584	14%

Net Revenues

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Net revenues	$219,419	$175,508	$43,911	25%

Net revenues were $219.4 million for the three months ended March 31, 2022 compared to $175.5 million for the three months ended March 31, 2021, an increase of $43.9 million, or 25%. The increase in net revenues was primarily attributable to the increase in car wash sales due to growth in UWC members and the year-over-year addition of 55 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Cost of labor and chemicals	$65,538	$51,749	$13,789	27%
Percentage of revenues, net	30%	29%

Cost of labor and chemicals was $65.5 million for the three months ended March 31, 2022 compared to $51.7 million for the three months ended March 31, 2021, an increase of $13.8 million, or 27%. The increase in the cost of labor and chemicals was primarily driven by increased labor and benefits of $12.5 million and an increase in wash chemicals and supplies of approximately $2.0 million, both attributable to an increase in volume with comparable store sales growth and the year-over-year addition of 55 locations compared to the prior year. These increases were primarily offset by costs associated with gasoline sales which we offered in the three months ended March 31, 2021 but which we did not offer in the three months ended March 31, 2022.

Other Store Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Other store operating expenses	$77,801	$61,083	$16,718	27%
Percentage of revenues, net	35%	35%

Other store operating expenses were $77.8 million for the three months ended March 31, 2022 compared to $61.1 million for the three months ended March 31, 2021, an increase of $16.7 million, or 27%. The increase in other store operating expenses was attributable to the year-over-year addition of 55 locations and some inflationary pressures on our utilities and maintenance expenses. Rent expense increased with the addition of 37 new land and building leases.

General and Administrative

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
General and administrative	$23,687	$14,961	$8,726	58%
Percentage of revenues, net	11%	9%

General and administrative expenses were $23.7 million for the three months ended March 31, 2022 compared to $15.0 million for the three months ended March 31, 2021, an increase of $8.7 million, or 58%. The increase in general and administrative expenses was primarily driven by an increase of approximately $3.0 million in salaries and benefits, an increase of approximately $3.4 million in stock-based compensation expense, and an increase of approximately $1.9 million in other costs, which were primarily attributable to the increased costs of being a public company and increase in headcount.

Loss on Sale of Assets

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Loss on sale of assets	$459	$790	$(331)	(42)%
Percentage of revenues, net	0%	0%

Loss on sale of assets was $0.5 million for the three months ended March 31, 2022 compared to $0.8 million for the three months ended March 31, 2021, a decrease of $0.3 million, or 42%.

Other Expense

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Other expense	$8,166	$13,959	$(5,793)	(42)%
Percentage of revenues, net	4%	8%

Other expense was $8.2 million for the three months ended March 31, 2022 compared to $14.0 million for the three months ended March 31, 2021, a decrease of $5.8 million, or 42%. The decrease in other expense was primarily driven by a $5.8 million reduction in interest expense, resulting from the June 2021 pay down of the First Lien Term Loan and the June 2021 pay-off of the Second Lien Term Loan.

Income Tax Provision

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Income tax provision	$8,280	$8,382	$(102)	(1)%
Percentage of revenues, net	4%	5%

Income tax provision was $8.3 million for the three months ended March 31, 2022 compared to $8.4 million for the three months ended March 31, 2021, a decrease of $0.1 million, or 1%.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, to pursue greenfield expansion and acquisitions, and to service our indebtedness. Historically, these cash requirements have been met through funds raised by the sale of common equity, utilization of our Revolving Commitment, First Lien Term Loan, Second Lien Term Loan, sale-leaseback transactions, and cash provided by operations. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $70.3 million and $19.7 million, respectively, and $149.4 million and $149.5 million, respectively, of available borrowing capacity under our Revolving Commitment.

In June 2021, we entered into Amendment No. 2, which increased the commitments under the Revolving Commitment from $75.0 million to $150.0 million. In June 2021, we made a voluntary prepayment of all outstanding balances under our Second Lien Term

Loan, which included $242.7 million in outstanding principal and $6.1 million in accrued interest expense, and a voluntary prepayment of $190.4 million of outstanding principal under our First Lien Term Loan. These voluntary prepayments were funded with the net proceeds of our IPO and the Amended Second Lien Credit Agreement was terminated.

In December 2021, in connection with the Clean Streak Ventures acquisition, we entered into Amendment No. 3, which increased the principal borrowings under the First Lien Term Loan by $290 million to $903 million. For a description of our credit facilities, please see Note 8 Debt in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of March 31, 2022, we were in compliance with the covenants under the Amended A&R First Lien Credit Agreement.

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

Cash Flows for the Three Months Ended March 31, 2022 and 2021 (Unaudited)

The following table shows summary cash flow information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities	$81,544	$51,589
Net cash used in investing activities	(30,014)	(28,710)
Net cash used in financing activities	(953)	(2,332)
Net increase in cash and cash equivalents, and restricted cash	$50,577	$20,547

Operating Activities. Net cash provided by operating activities consists of net income adjusted for certain non-cash items, including stock-based compensation expense, property and equipment depreciation, gains on the disposal of property and equipment, amortization of leased assets and deferred income taxes, as well as the effect of changes in other working capital amounts.

For the three months ended March 31, 2022, net cash provided by operating activities was $81.5 million and was comprised of net income of $35.5 million and $36.0 million as a result of non-cash adjustments comprised primarily of stock-based compensation expense, depreciation and amortization expense, non-cash lease expense, a gain on disposal of property and equipment, and a loss on extinguishment of debt. Changes in working capital balances decreased cash provided by operating activities by $10.1 million and were primarily driven by increases in the operating lease liability, other noncurrent assets and liabilities and accounts payable, offset by a decrease in other receivables, prepaid expenses and other and accrued expenses.

For the three months ended March 31, 2021, net cash provided by operating activities was $51.6 million and was comprised of net income of $24.6 million, increased by $28.9 million as a result of non-cash adjustments comprised primarily of depreciation and amortization expense, non-cash lease expense, deferred income taxes, and a gain on disposal of property and equipment. Changes in working capital balances increased cash provided by operating activities by $1.9 million and were primarily driven by an increase in accrued expenses and a decrease in deferred revenue, partially offset by a decrease in the operating lease liability and a decrease in accounts payable.

Investing Activities. Our net cash used in investing activities primarily consists of purchases and sale of property and equipment and acquisition of car washes.

For the three months ended March 31, 2022, net cash used in investing activities was $30.0 million and was primarily comprised of investment in property and equipment to support our greenfield development and other initiatives, partially offset by the sale of property and equipment.

For the three months ended March 31, 2021, net cash used in investing activities was $28.7 million and was comprised of purchases of property and equipment primarily to support our greenfield and other initiatives, partially offset by the sale of property and equipment including sale-leaseback transactions.

Financing Activities. Our net cash used in financing activities primarily consists of proceeds and payments on our First Lien Term Loan, Second Lien Term Loan, and Revolving Commitment, as well as proceeds from our IPO.

For the three months ended March 31, 2022, net cash used in financing activities was $1.0 million and was primarily comprised of repayments of our First Lien Term Loan and principal payments on finance lease obligations, partially offset by proceeds from exercise of stock options.

For the three months ended March 31, 2021, net cash used in financing activities was $2.3 million and was primarily comprised of proceeds from borrowings under our Revolving Commitment, First Lien Term Loan, and Second Lien Term Loan, partially offset by repayments of our Revolving Commitment and First Lien Term Loan.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our 2021 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See the sections titled “Summary of Significant Accounting Policies—Recently issued accounting pronouncements not yet adopted” in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and inflation. All these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

Interest Rate Risk

Our First Lien Term Loan bears interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. As of March 31, 2022 and December 31, 2021, we had $901.2 million and $903.3 million, respectively, of variable rate debt outstanding under our First Lien Term Loan. Based on the balance outstanding under our First Lien Term Loan as of March 31, 2022, an increase or decrease of 10% in the effective interest rate on the First Lien Term Loan would cause an increase or decrease in interest expense of approximately $2.8 million over the next 12 months.

In May 2020, we entered into an interest rate swap to mitigate variability in forecasted interest payments on an amortizing notional of $550.0 million of our variable-rate First Lien Term Loan. We designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and are accounting for this derivative as a cash flow hedge.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation on our historical results of operations and financial condition have not been material. In light of the current inflationary market conditions, we cannot assure you that our results of operations and financial condition will not be materially impacted by inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I. Item 1A. "Risk Factors” and in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 10-K, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes to the risk factors described in Part I. Item 1A. "Risk Factors" of our 2021 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File. No	Exhibit	Filing Date	Filed/Furnished Herewith
2.1+ ^

Equity Purchase Agreement, dated December 8, 2021, by and among Sunshine Acquisition Sub Corp., Clean Streak Ventures, LLC, MDKMH Partners, Inc., Clean Streak Ventures Intermediate Holdco, LLC (the “CSV Seller”), MKH Capital Partners Offshore Fund I, LP (the “CSV Blocker Seller” and together with the CSV Seller, each a “Seller” and together the “Sellers”), and Clean Streak Ventures Holdco, LLC, as the representative of the Sellers

*
3.1	Amended and Restated Certificate of Incorporation of the Company (filed with the SEC as Exhibit 3.1 to the Company's Form 8-K filed on July 2, 2021 and incorporated herein by reference)	8-K	001-40542	3.1	07/02/2021
3.2	Amended and Restated Bylaws of the Company (filed with the SEC as Exhibit 3.2 to the Company's Form 8-K filed on July 2, 2021 and incorporated herein by reference)	8-K	001-40542	3.2	07/02/2021
10.1	Mister Car Wash, Inc. 2021 Incentive Award Plan					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

+ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

^ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mister Car Wash, Inc.

Date: May 13, 2022	By:	/s/ John Lai
John Lai
Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial Officer)