Form 10-Q
period 2022-06-30
Mister Car Wash, Inc.
filed 2022-08-12
CIK 1853513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 304,292,739 shares of common stock, $0.01 par value per share, outstanding.

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
•
If we fail to acquire or operate new locations in a timely and cost-effective manner, enter into new markets or leverage new technologies, our competitive advantage or financial performance could be materially and adversely affected.
•
We may not be able to successfully implement our growth strategies on a timely basis or at all.
•
We are subject to a number of risks and regulations related to credit card and debit card payments we accept.
•
An overall decline in the health of the economy and other factors impacting consumer spending, such as natural disasters and fluctuations in inflation, may affect consumer purchases, reduce demand for our services and materially and adversely affect our business, results of operations and financial condition.
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
•
Our business is subject to various laws and regulations and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, may result in litigation, investigation or claims by third parties or employees that could adversely affect our business.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mister Car Wash, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(Unaudited)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$37,724	$19,738
Restricted cash	45	120
Accounts receivable, net	2,291	1,090
Other receivables	14,343	22,796
Inventory, net	7,102	6,334
Prepaid expenses and other current assets	14,312	8,766
Total current assets	75,817	58,844

Property and equipment, net	521,874	472,448
Operating lease right of use assets, net	727,107	718,533
Other intangible assets, net	127,110	129,820
Goodwill	1,100,963	1,060,221
Other assets	8,090	8,236
Total assets	$2,560,961	$2,448,102

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,512	$27,346
Accrued payroll and related expenses	15,000	16,963
Other accrued expenses	26,822	20,201
Current maturities of operating lease liability	38,548	37,345
Current maturities of finance lease liability	628	559
Deferred revenue	29,353	27,815
Total current liabilities	135,863	130,229

Long-term portion of debt, net	895,027	896,336
Operating lease liability	722,941	717,552
Financing lease liability	15,123	15,359
Long-term deferred tax liability	37,183	22,603
Other long-term liabilities	7,418	8,871
Total liabilities	1,813,555	1,790,950

Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 303,917,168 and 300,120,451 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	3,045	3,007
Additional paid-in capital	769,242	752,343
Accumulated other comprehensive income	2,395	225
Accumulated deficit	(27,276)	(98,423)
Total stockholders’ equity	747,406	657,152
Total liabilities and stockholders’ equity	$2,560,961	$2,448,102

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$225,159	$197,080	$444,578	$372,588
Cost of labor and chemicals	69,351	87,864	134,889	139,613
Other store operating expenses	79,029	65,363	156,830	126,446
General and administrative	25,610	188,896	49,297	203,857
Gain on sale of assets	(3,146)	(7,097)	(2,687)	(6,307)
Total costs and expenses	170,844	335,026	338,329	463,609
Operating income (loss)	54,315	(137,946)	106,249	(91,021)

Other expense:
Interest expense, net	8,762	13,740	16,928	27,699
Loss on extinguishment of debt	-	3,183	-	3,183
Total other expense	8,762	16,923	16,928	30,882
Income (loss) before taxes	45,553	(154,869)	89,321	(121,903)
Income tax provision (benefit)	9,894	(44,569)	18,174	(36,187)
Net income (loss)	$35,659	$(110,300)	$71,147	$(85,716)

Other comprehensive income (loss), net of tax:
Gain on interest rate swap	301	28	2,170	347
Total comprehensive income (loss)	$35,960	$(110,272)	$73,317	$(85,369)

Net income (loss) per share:
Basic	$0.12	$(0.42)	$0.24	$(0.33)
Diluted	$0.11	$(0.42)	$0.22	$(0.33)
Weighted-average common shares outstanding:
Basic	302,666,291	264,274,968	301,803,664	263,218,870
Diluted	327,229,531	264,274,968	328,205,776	263,218,870

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$71,147	$(85,716)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	30,081	23,550
Stock-based compensation expense	11,498	203,541
Gain on sale of assets	(2,687)	(6,307)
Loss on extinguishment of debt	-	3,183
Amortization of deferred debt issuance costs	842	698
Non-cash lease expense	19,433	17,182
Deferred income tax	13,983	(38,440)
Changes in assets and liabilities:
Accounts receivable, net	(1,017)	(1,783)
Other receivables	8,455	(1,998)
Inventory, net	(692)	41
Prepaid expenses and other current assets	(3,129)	(2,196)
Accounts payable	6,137	14,926
Accrued expenses	(1,119)	8,614
Deferred revenue	1,416	1,838
Operating lease liability	(18,374)	(16,446)
Other noncurrent assets and liabilities	(1,359)	(1,012)
Net cash provided by operating activities	$134,615	$119,675

Cash flows from investing activities:
Purchases of property and equipment	(76,399)	(44,194)
Acquisition of car wash operations, net of cash	(47,039)	(44,652)
Proceeds from sale of property and equipment	3,672	22,201
Net cash used in investing activities	$(119,766)	$(66,645)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to initial public offering	-	468,750
Proceeds from issuance of common stock under employee plans	5,436	121
Payments for repurchases of common stock	-	(308)
Proceeds from secondary public offering for employee tax withholdings	-	14,874
Tax withholdings paid on behalf of employees for secondary public offering	-	(14,874)
Payments on debt borrowings	(2,100)	(454,872)
Payments of debt extinguishment costs	-	(28)
Payments of deferred debt issuance costs	-	(226)
Principal payments on finance lease obligations	(274)	(240)
Payments of issuance costs pursuant to initial public offering	-	(25,761)
Net cash provided by (used in) financing activities	$3,062	$(12,564)

Net change in cash and cash equivalents and restricted cash during period	17,911	40,466
Cash and cash equivalents and restricted cash at beginning of period	19,858	117,874
Cash and cash equivalents and restricted cash at end of period	$37,769	$158,340

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,134	$27,577
Cash paid for income taxes	$1,791	$5,594

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$9,182	$8,782
Property and equipment accrued in other accrued expenses	$5,687	$-
Proceeds from issuance of common stock under employee plans in other receivables	$2	$-
Deferred offering costs in accounts payable and other accrued expenses	$-	$3,433

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	300,120,451	$3,007	$752,343	$225	$(98,423)	$657,152
Stock-based compensation expense	-	-	5,519	-	-	5,519
Exercise of stock options	1,486,727	15	1,311	-	-	1,326
Gain on interest rate swap	-	-	-	1,869	-	1,869
Net income	-	-	-	-	35,488	35,488
Balance as of March 31, 2022	301,607,178	$3,022	$759,173	$2,094	$(62,935)	$701,354
Stock-based compensation expense	-	-	5,979	-	-	5,979
Issuance of common stock under employee plans	251,003	2	2,415	-	-	2,417
Vesting of restricted stock units	457,372	5	(5)	-	-	–
Exercise of stock options	1,601,615	16	1,680	-	-	1,696
Gain on interest rate swap	-	-	-	301	-	301
Net income	-	-	-	-	35,659	35,659
Balance as of June 30, 2022	303,917,168	$3,045	$769,242	$2,395	$(27,276)	$747,406

Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	261,907,622	$2,622	$91,523	$(1,117)	$(76,378)	$16,650
Stock-based compensation expense	-	-	310	-	-	310
Exercise of stock options	688,430	7	260	-	-	267
Shares repurchased	(180,681)	-	(534)	-	-	(534)
Gain on interest rate swap	-	-	-	319	-	319
Net income	-	-	-	-	24,584	24,584
Balance as of March 31, 2021	262,415,371	$2,629	$91,559	$(798)	$(51,794)	$41,596
Issuance of common stock pursuant to initial public offering, net of issuance of $29,194	31,250,000	313	439,243	-	-	439,556
Stock-based compensation expense	-	-	203,231	-	-	203,231
Vesting of restricted stock units	7,680	-	-	-	-	-
Exercise of stock options	2,516,784	25	1,597	-	-	1,622
Shares repurchased	(127,357)	-	(1,716)	-	-	(1,716)
Gain on interest rate swap	-	-	-	28	-	28
Net loss	-	-	-	-	(110,300)	(110,300)
Balance as of June 30, 2021	296,062,478	$2,967	$733,914	$(770)	$(162,094)	$574,017

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

1. Nature of Business

Mister Car Wash, Inc., together with its subsidiaries (collectively, the “Company”), is a Delaware corporation based in Tucson, Arizona and provider of conveyorized car wash services. The Company primarily operates Express Exterior Locations, which offers express exterior cleaning services along with free vacuum services, and interior cleaning services at select locations. As of June 30, 2022, the Company operated 409 car washes in 21 states.

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

Initial Public Offering

In June 2021, the Company completed its initial public offering (“IPO”) of 43,125,000 shares of common stock at a public offering price of $15.00 per share. The Company sold 31,250,000 shares of common stock and the selling stockholders identified in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-256697), filed with the SEC pursuant to Rule 424(b)(4) on June 28, 2021 (the “Prospectus”), sold an aggregate amount of 11,875,000 shares of common stock, which selling stockholder amount included the underwriters' option to purchase up to an additional 5,625,000 shares of common stock. The Company received gross proceeds of approximately $468,750 before deducting underwriting discounts, commissions and offering related issuance costs; the Company did not receive any proceeds from the sale of shares by the selling stockholders. The unaudited condensed consolidated financial statements as of June 30, 2022, including share and per share amounts, include the effects of the IPO.

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

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the 2021 10-K.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2022, consolidated results of operations and comprehensive income for the three and six months ended June 30, 2022 and 2021, and consolidated cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2022.

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

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $93 and $70 as of June 30, 2022 and December 31, 2021, respectively. The activity in the allowance for doubtful accounts was immaterial for the three and six months ended June 30, 2022 and 2021.

Other Receivables

Other receivables consisted of the following for the periods presented:

	As of
	June 30, 2022	December 31, 2021
Payroll tax withholding and exercise proceeds receivable	$4	$8,477
Construction receivable	7,643	5,574
Income tax receivable	2,535	4,935
Insurance receivable	2,653	2,594
Other	1,508	1,216
Total other receivables	$14,343	$22,796

Inventory, Net

Inventory consisted of the following for the periods presented:

	As of
	June 30, 2022	December 31, 2021
Chemical washing solutions	$7,248	$6,406
Other	-	52
Total inventory, gross	7,248	6,458
Reserve for obsolescence	(146)	(124)
Total inventory, net	$7,102	$6,334

The activity in the reserve for obsolescence was immaterial for the three and six months ended June 30, 2022 and 2021.

Revenue Recognition

The following table summarizes the composition of the Company’s net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Recognized over time	$149,062	$122,362	$289,936	$230,630
Recognized at a point in time	75,822	73,734	153,830	140,057
Other revenue	275	984	812	1,901
Net revenues	$225,159	$197,080	$444,578	$372,588

Net Income (loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income by the weighted-average shares outstanding for the period and includes the dilutive impact of potential new shares issuable upon vesting and exercise of stock options, vesting of restricted stock units, and stock purchase rights granted under an employee stock purchase plan. Potentially dilutive securities are excluded from the computation of diluted net income per share if their effect is antidilutive. Reconciliations of the numerators and denominators of the basic and diluted net income per share calculations for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$35,659	$(110,300)	$71,147	$(85,716)

Denominator:
Weighted-average common shares outstanding - basic	302,666,291	264,274,968	301,803,664	263,218,870
Effect of potentially dilutive securities:
Stock options	23,912,934	-	25,461,476	-
Restricted stock units	648,060	-	939,513	-
Employee stock purchase plan	2,246	-	1,123	-
Weighted-average common shares outstanding - diluted	327,229,531	264,274,968	328,205,776	263,218,870

Net income (loss) per share - basic	$0.12	$(0.42)	$0.24	$(0.33)
Net income (loss) per share - diluted	$0.11	$(0.42)	$0.22	$(0.33)

The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	2,139,197	34,522,248	2,090,169	34,522,248
Restricted stock units	166,672	1,632,188	83,336	1,632,188
Employee stock purchase plan	96,212	-	48,106	-

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity financings, including the IPO, until such financings are consummated. After consummation of an equity financing, these costs are then recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs would be immediately written off to operating expenses. Upon the closing of the IPO in June 2021, all deferred offering costs in the accompanying unaudited condensed consolidated balance sheets were reclassified from prepaid expenses and other current assets and recorded against the IPO proceeds as a reduction to additional paid-in capital. As of June 30, 2022 and December 31, 2021, there were no deferred offering costs capitalized.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	June 30, 2022	December 31, 2021
Land	$93,717	$81,911
Buildings and improvements	191,580	171,540
Finance leases	16,604	16,497
Leasehold improvements	100,138	92,821
Vehicles and equipment	199,878	188,053
Furniture, fixtures and equipment	79,369	73,213
Construction in progress	43,087	24,724
Property and equipment, gross	724,373	648,759
Less: accumulated depreciation	(200,717)	(175,017)
Less: accumulated depreciation - finance leases	(1,782)	(1,294)
Property and equipment, net	$521,874	$472,448

For the three months ended June 30, 2022 and 2021, depreciation expense was $13,198 and $10,237, respectively. For the six months ended June 30, 2022 and 2021, depreciation expense was $26,132 and $20,208, respectively.

For the three months ended June 30, 2022 and 2021, amortization expense on finance leases was $246 and $243, respectively. For the six months ended June 30, 2022 and 2021, amortization expense on finance leases was $489 and $485, respectively.

4. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	June 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and trademarks	$107,200	$175	$107,200	$-
CPC Unity System	42,900	33,736	42,900	31,591
Customer relationships	11,800	7,842	11,800	7,584
Covenants not to compete	11,825	4,862	11,075	3,980
	$173,725	$46,615	$172,975	$43,155

For the three months ended June 30, 2022 and 2021, amortization expense associated with the Company’s finite-lived intangible assets was $1,692 and $1,420, respectively.

For the six months ended June 30, 2022 and 2021, amortization expense associated with the Company’s finite-lived intangible assets was $3,460 and $2,857, respectively.

As of June 30, 2022, estimated future amortization expense was as follows:

Fiscal Year Ending:
2022 (remaining six months)	$3,932
2023	6,868
2024	4,926
2025	1,467
2026	1,400
Thereafter	1,317
Total estimated future amortization expense	$19,910

5. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	June 30, 2022	December 31, 2021
Balance at beginning of period	$1,060,221	$737,415
Current period acquisitions	50,851	323,477
Other provisional adjustments	(10,109)	(671)
Balance at end of period	$1,100,963	$1,060,221

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

6. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	June 30, 2022	December 31, 2021
Utilities	$5,370	$4,274
Accrued other tax expense	7,860	8,088
Insurance expense	3,335	3,200
Other	10,257	4,639
Total other accrued expenses	$26,822	$20,201

7. Income Taxes

The effective income tax rates on continuing operations for the six months ended June 30, 2022 and 2021 were 20.35% and 29.69%, respectively. In general, the effective tax rates differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible expenses such as those related to certain executive compensation, and other discrete tax benefits recorded during the period.

The year-to-date provision for income taxes for the six months ended June 30, 2022 included taxes on earnings at an anticipated annual effective tax rate of 26.78% and a net, favorable tax impact of $5,744 related primarily to discrete tax benefits originating from stock options exercised during the six months ended June 30, 2022.

The year-to-date provision for income taxes for the six months ended June 30, 2021 included taxes on earnings at an anticipated annual effective tax rate of 24.82% and a favorable tax impact of $56,067 related primarily to discrete tax benefits originating from stock option exercises and stock-based compensation expenses recorded in the six months ended June 30, 2021.

For the six months ended June 30, 2022 and 2021, the Company did not record any unrecognized tax benefits or interest and penalties related to any uncertain tax positions.

8. Debt

The Company’s long-term debt consisted of the following as of the periods presented:

	As of
	June 30, 2022	December 31, 2021
Credit agreement
First lien term loan	$901,201	$903,301
Less: unamortized discount and debt issuance costs	(6,174)	(6,965)
First lien term loan, net	895,027	896,336
Total long-term portion of debt, net	$895,027	$896,336

As of June 30, 2022, annual maturities of debt were as follows:

Fiscal Year Ending:
2022 (remaining six months)	$-
2023	-
2024	-
2025	-
2026	901,201
Thereafter	-
Total maturities of debt	$901,201

As of June 30, 2022 and December 31, 2021, unamortized debt issuance costs, including those associated with the Company's Revolving Commitment (as defined below), were $6,584 and $7,427, respectively, and accumulated amortization of debt issuance costs was $3,590 and $2,748, respectively.

For the three months ended June 30, 2022 and 2021, the amortization of deferred debt issuance costs in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive income was approximately $423 and $342, respectively.

For the six months ended June 30, 2022 and 2021, the amortization of deferred debt issuance costs in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive income was approximately $842 and $698.

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

In December 2021, in connection with the Clean Streak Ventures acquisition, the Company entered into Amendment No. 3 to Amended and Restated First Lien Credit Agreement (“Amendment No. 3”) which amended and restated the A&R First Lien Credit Agreement, as previously amended. Under the terms of Amendment No. 3, the previous First Lien Term Loan was increased by $290,000 to $903,301 with the balance due on May 14, 2026. The incremental increase in aggregate principal of $290,000 resulted in $285,962 of proceeds net of discount and deferred debt issuance costs.

As of June 30, 2022 and December 31, 2021, the amount outstanding under the First Lien Term Loan was $901,201 and $903,301, respectively. As of June 30, 2022 and December 31, 2021, the interest rate on the First Lien Term Loan was 4.67% and 3.10%, respectively.

The A&R First Lien Credit Agreement, as amended (the “Amended A&R First Lien Credit Agreement”), requires the Company to maintain compliance with a First Lien Net Leverage Ratio. As of June 30, 2022, the Company was in compliance with the First Lien Net Leverage Ratio financial covenant of the Amended A&R First Lien Credit Agreement.

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

As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Revolving Commitment.

The maximum available borrowing capacity under the Revolving Commitment is reduced by outstanding letters of credit under the Revolving Commitment. As of June 30, 2022 and December 31, 2021, the available borrowing capacity under the Revolving Commitment was $148,991 and $149,503, respectively.

In addition, an unused commitment fee based on the Company’s First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of June 30, 2022 and December 31, 2021, the unused commitment fee was 0.25%.

Standby Letters of Credit

As of June 30, 2022, the Company has a letter of credit sublimit of $10,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $150,000. Any letter of credit issued under the Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2. Letters of credit under the Revolving Commitment reduce the maximum available borrowing capacity under the Revolving Commitment. As of June 30, 2022 and December 31, 2021, the amounts associated with outstanding letters of credit were $1,009 and $497, respectively, and unused letters of credit under the Revolving Commitment were $8,991 and $9,503, respectively.

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

9. Fair Value Measurements

The following table presents financial liabilities which are measured at fair value on a recurring basis as of June 30, 2022:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$3,375	$-	$3,375	$-
Liabilities:
Contingent Consideration	$5,750	$-	$-	$5,750

The following table presents financial liabilities which are measured at fair value on a recurring basis as of December 31, 2021:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$268	$-	$268	$-
Liabilities:
Contingent Consideration	$5,750	$-	$-	$5,750

The Company measures the fair value of its financial assets and liabilities using the highest level of inputs that are available as of the measurement date. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value due to the immediate or short-term maturity of these financial instruments. See Note 10 Interest Rate Swap for additional information on the interest rate swap.

As of June 30, 2022 and December 31, 2021, the fair value of the Company’s First Lien Term Loan approximated its carrying value due to the debt’s variable interest rate terms.

The Company recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition in December 2021. The Company measured its contingent consideration liability using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and the Company's most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when the Company obtains the certificate of occupancy for the car wash and opens to the public in 2023 and an annual payment based on certain financial metrics of the business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. The Company determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at June 30, 2022.

During the three and six months ended June 30, 2022 and 2021, there were no transfers between fair value measurement levels.

10. Interest Rate Swap

In May 2020, the Company entered into a pay-fixed, receive-floating interest rate swap (the “Swap”) to mitigate variability in forecasted interest payments on an amortizing notional of $550,000 of the Company’s variable-rate First Lien Term Loan. The Company designated the Swap as a cash flow hedge.

As of June 30, 2022, information pertaining to the Swap was as follows:

Notional Amount	Fair Value	Pay-Fixed	Receive-Floating	Maturity Date
$541,624	$3,375	0.308%	1.60%	October 20, 2022

As of June 30, 2022 and December 31, 2021, the fair value of the Swap was $3,375 and $268, respectively, and is reported as a debit balance as a result of floating interest rates above fixed interest rates, and is included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.

For the three months ended June 30, 2022 and 2021, amounts reported in other comprehensive income in the accompanying unaudited condensed consolidated statements of operations and comprehensive income are net of tax of $100 and $9, respectively.

For the six months ended June 30, 2022 and 2021, amounts reported in other comprehensive income in the accompanying unaudited condensed consolidated statements of operations and comprehensive income are net of tax of $725 and $115, respectively

11. Leases

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	June 30, 2022	December 31, 2021
Assets
Operating	Operating lease right of use assets, net	$727,107	$718,533
Finance	Property and equipment, net	14,822	15,204
Total lease assets		$741,929	$733,737

Liabilities
Current
Operating	Current maturities of operating lease liability	$38,548	$37,345
Finance	Current maturities of finance lease liability	628	559
Long-term
Operating	Operating lease liability	722,941	717,552
Finance	Financing lease liability	15,123	15,359
Total lease liabilities		$777,240	$770,815

Components of total lease cost, net, consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating lease expense(1)	$21,653	$19,395	$42,857	$38,520
Finance lease expense
Amortization of lease assets	246	243	$488	485
Interest on lease liabilities	283	292	$568	586
Short-term lease expense	8	15	$16	19
Variable lease expense(2)	2,488	2,564	$7,629	6,488
Total	$24,678	$22,509	$51,558	$46,098
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

The following includes supplemental information for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating cash flows from operating leases	$21,881	$19,814	$43,342	$39,341
Operating cash flows from finance leases	$283	$292	$568	$586
Financing cash flows from finance leases	$139	$121	$274	$240

Operating lease liabilities arising from obtaining ROU assets	$20,193	$22,421	$28,011	$32,020
Finance lease liabilities arising from obtaining ROU assets	$103	$-	$103	$-

Weighted-average remaining operating lease term	14.18	14.74	14.18	14.74
Weighted-average remaining finance lease term	16.78	17.73	16.78	17.73

Weighted-average operating lease discount rate	6.83%	6.40%	6.83%	6.40%
Weighted-average finance lease discount rate	7.33%	7.33%	7.33%	7.33%

As of June 30, 2022, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2022 (remaining six months)	$44,088	$865
2023	88,110	1,754
2024	87,605	1,780
2025	87,341	1,786
2026	86,307	1,792
Thereafter	817,819	22,090
Total future minimum obligations	$1,211,270	$30,067
Less: Present value discount	(449,781)	(14,316)
Present value of net future minimum lease obligations	$761,489	$15,751
Less: current portion	(38,548)	(628)
Long-term obligations	$722,941	$15,123

Forward-Starting Leases

As of June 30, 2022, the Company entered into eight leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in the remainder of 2022, or in 2023 or 2024 with initial lease terms of 15 to 20 years.

As of December 31, 2021, the Company entered into eight leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in the remainder of 2022 or in 2023 with initial lease terms of five to 20 years.

Sale-Leaseback Transactions

During the three and six months ended June 30, 2022, the Company completed one sale-leaseback transaction related to its car wash locations for $3,800, resulting in a net gain of $3,203, which was included in gain on sale of assets in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

During the three months ended June 30, 2021, the Company completed three sale-leaseback transaction related to its car wash locations with aggregate consideration of $46,200, resulting in a net gain of $7,117, which was included in loss on sale of assets in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. Contemporaneously with the closing of this sale, the Company entered into a lease agreement for the land and buildings for an initial 20-year term. For the sale-leaseback transaction consummated in the three months ended June 30, 2021, the cumulative initial annual rent was approximately $2,655, subject to annual escalations. These leases are accounted for as operating leases.

During the six months ended June 30, 2021, the Company completed four sale-leaseback transactions related to its car wash locations, with aggregate consideration of $46,267, resulting in a net gain of $6,846, which are included in gain on sale of assets in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Contemporaneously with the closing of the sales, the Company entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated in the six months ended June 30, 2021, the cumulative initial annual rent was approximately $2,882, subject to annual escalations. These leases are accounted for as operating leases.

12. Stockholders’ Equity

As of June 30, 2022, there were 1,000,000,000 shares of common stock authorized, 307,091,395 shares of common stock issued, and 303,917,168 shares of common stock outstanding. As of June 30, 2022, there were 5,000,000 shares of preferred stock authorized and none were issued or outstanding.

As of December 31, 2021, there were 1,000,000,000 shares of common stock authorized, 303,294,678 shares of common stock issued, and 300,120,451 shares of common stock outstanding.

As of June 30, 2022, and December 31, 2021, the Company had 3,174,227 shares of treasury stock. As of June 30, 2022 and December 31, 2021, the cost of treasury stock included in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets was $6,091.

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

2021 ESPP Valuation

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP during the periods presented:

Six Months Ended June 30,
2022
Expected volatility	34.33% - 52.72%
Risk-free interest rate	0.07% - 1.54%
Expected term (in years)	0.49 - 0.50
Expected dividend yield	None

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2014 Plan and 2021 Plan during the periods presented:

	Six Months Ended June 30,
	2022	2021
Expected volatility	35.63% - 35.87%	40.83% - 44.75%
Risk-free interest rate	2.96% - 3.34%	0.9% - 1.19%
Expected term (in years)	6.0	6.43 - 6.5
Expected dividend yield	None	None

Performance Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Performance Vesting Options granted under the 2014 Plan during the periods presented:

	Six Months Ended June 30,
	2022	2021
Expected volatility	-	60.00%
Risk-free interest rate	-	0.63%
Expected term (in years)	-	5.2
Expected dividend yield	-	None

Stock Options

A summary of the Company’s stock option activity during the period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	18,513,356	12,239,595	30,752,951	$2.01
Granted	412,703	-	412,703	$12.31
Exercised	(1,882,265)	(1,206,077)	(3,088,342)	$0.98
Forfeited	(198,939)	-	(198,939)	$7.29
Outstanding as of June 30, 2022	16,844,855	11,033,518	27,878,373	$2.24
Options vested or expected to vest as of June 30, 2022	16,304,373	11,033,518	27,337,891	$6.74
Options exercisable as of June 30, 2022	12,596,452	11,033,518	23,629,970	$1.14

The number and weighted-average grant date fair value of stock options during the period presented are as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2021	5,266,469	-	$3.45	$-
Non-vested as of June 30, 2022	4,248,403	-	$3.68	$-
Granted during the period	412,703	-	$4.89	$-
Vested during the period	(1,231,830)	-	$3.14	$-
Forfeited/canceled during the period	(198,939)	-	$3.19	$-

The Company granted 412,703 Time Vesting Options with a grant date fair value of $2,018 during the six months ended June 30, 2022. There were no Performance Vesting Options granted during the six months ended June 30, 2022.

The fair value of stock options vested during the six months ended June 30, 2022 was $19,420.

As of June 30, 2022, the weighted-average remaining contractual life of outstanding stock options was approximately 4.38 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity since December 31, 2021:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2021	1,683,077	$15.14
Granted	1,126,748	$12.28
Vested	(457,372)	$15.00
Forfeited	(94,797)	$15.03
Unvested as of June 30, 2022	2,257,656	$13.75

The Company granted 1,126,748 RSUs with a grant date fair value of $13,835 during the six months ended June 30, 2022.

The fair value of stock options vested during the six months ended June 30, 2022 was $4,976.

As of June 30, 2022, the weighted-average remaining contractual life of outstanding RSUs was approximately 9.48 years.

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

Total stock-based compensation expense, by caption, recorded in the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of labor and chemicals	$2,029	$31,442	$3,900	$31,442
General and administrative	3,950	171,789	7,598	172,099
Total stock-based compensation expense	$5,979	$203,231	$11,498	$203,541

Total stock-based compensation expense, by award type, recorded in the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Time Vesting Options	$1,947	$964	$3,867	$1,274
Performance Vesting Options	-	201,985	-	201,985
RSUs	3,692	282	6,918	282
2021 ESPP	340	-	713	-
Total stock-based compensation expense	$5,979	$203,231	$11,498	$203,541

As of June 30, 2022, total unrecognized compensation expense related to unvested Time Vesting Options was $10,460, which is expected to be recognized over a weighted-average period of 3.38 years.

As of June 30, 2022, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of June 30, 2022, total unrecognized compensation expense related to unvested RSUs was $24,610, which is expected to be recognized over a weighted-average period of 2.97 years.

As of June 30, 2022, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $549, which is expected to be recognized over a weighted-average period of 0.38 years.

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

The unaudited condensed consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. The Company expensed $306 and $94 of acquisition-related costs for the three months ended June 30, 2022 and 2021, respectively. The Company expensed $435 and $243 of acquisition-related costs for the six months ended June 30, 2022 and 2021, respectively. These acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

For the three and six months ended June 30, 2022, the amount of acquired goodwill not deductible for income tax purposes was $386. For the three and six months ended June 30, 2021, the amount of acquired goodwill not deductible for income tax purposes was $1,082.

2022 Acquisitions

For the three and six months ended June 30, 2022, the Company acquired the assets and liabilities of five conveyorized car washes in two acquisitions for total consideration of approximately $58,900, which was paid in cash. The acquisitions resulted in the preliminary recognition of $50,851 of goodwill, $7,181 of property and equipment, $750 of intangible assets related to covenants not to compete, and $118 in other assets and liabilities.

The weighted-average amortization period for the acquired covenants not to compete is 5.0 years.

The acquisitions were located in the following markets:

Location (Seller)	Number of Washes	Month Acquired
Georgia (Bamboo Carwash)	1	April
California (Speedwash)	4	April

2021 Acquisitions

In 2021, the Company acquired the assets and liabilities of 37 conveyorized car washes in five acquisitions for total consideration of approximately $524,839, which was paid in cash. These acquisitions resulted in the preliminary recognition of $323,477 of goodwill, $202,708 of property and equipment, $4,300 of intangible assets related to customer relationships, $3,970 of intangible assets related to covenants not to compete, and $9,665 of net liabilities. In connection with the Downtowner Car Wash acquisition, the Company recognized a contingent consideration liability of $5,750. See Note 9 Fair Value Measurements for additional information regarding the contingent consideration liability. During the three months ended June 30, 2022, as a result of receiving $11,845 in escrow funds associated with an acquired location that did not receive zoning permits as required under the purchase agreement, the Company recorded an adjustment during the measurement period to its Clean Streak Ventures LLC purchase price allocation which reduced goodwill by $10,670 and land by $1,175. Additional adjustments related to 2021 acquisitions were not material in the current period.

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

15. Related-Party Transactions

For various advisory and monitoring services provided to the Company, Leonard Green & Partners ("LGP"), the majority owner of the Company, historically received $1,000 annually for various advisory and monitoring services provided to the Company pursuant to a management services agreement. For the three and six months ended June 30, 2022, the Company did not pay fees and expenses to LGP. For the three and six months ended, June 30, 2021, total fees and expenses paid by the Company to LGP were $250 and $500, respectively. Fees and expenses paid to LGP are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The management services agreement terminated in June 2021 upon the consummation of the IPO.

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

Insurance

The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of June 30, 2022 and December 31, 2021, the Company accrued $3,254 and $3,169, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company recorded $2,653 and $2,594, respectively, in receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying unaudited condensed consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, the Company has had minor claims asserted against it by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by the Company, and it has incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by the Company, may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required. The Company is not aware of any significant remediation matters as of June 30, 2022. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, the Company is unable to reasonably estimate the ultimate cost of claims asserted against the Company related to environmental matters; however, the Company does not believe such costs will be material to its unaudited condensed consolidated financial statements.

In addition to potential claims asserted against the Company, there are certain regulatory obligations associated with these facilities. The Company also has a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and the Company has recognized a provisional amount. As of June 30, 2022 and December 31, 2021, the Company recorded an environmental remediation accrual of $12, which is included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

17. Subsequent Events

On July 15, 2022, the Company completed one sale-leaseback transaction related to its car wash locations with aggregate consideration of $55,200.

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

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand, primarily offering express exterior cleaning services, with interior cleaning services at select locations, across 409 car washes in 21 states as of June 30, 2022. Founded in 1996, we employ an efficient, repeatable, and scalable process, which we call the “Mister Experience,” to deliver a clean, dry, and shiny car every time. The core pillars of the “Mister Experience” are greeting every customer with a wave and smile, providing them the highest quality car wash, and delivering the experience quickly and conveniently. We offer a monthly subscription program, which we call the Unlimited Wash Club(R) (“UWC”), as a flexible, quick, and convenient option for customers to keep their cars clean. As of June 30, 2022 and June 30, 2021, we had approximately 1.8 million and approximately 1.5 million UWC Members, respectively. This represented a 20% increase over the same time last year. For the three months ended June 30, 2022 and 2021, UWC sales represented 66% and 62% of our total wash sales, respectively, and UWC volume represented 76% and 72% of our total wash volume, respectively. Our scale and over 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure, and technology that improve speed of service, quality, and sustainability and realize strong financial performance.

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

Greenfield Location Development

Our primary historical growth strategy has involved acquiring local and regional car wash operators, upgrading the facilities and equipment, training the team to provide the “Mister Experience,” and converting the site to the “Mister” brand. More recently, we have also grown through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and anticipate further pursuit of this strategy in the future. In the three and six months ended June 30, 2022, we successfully opened four and seven greenfield locations, respectively. Our future location growth will be dependent on greenfield development.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Acquisitions

In the three and six months ended June 30, 2022, we completed two acquisitions of five properties that operated as conveyorized car washes.

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

See Note 14 Business Combinations to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion.

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Financial and Operating Data
Location count (end of period)	409	351	409	351
Comparable store sales growth	2%	93%	7%	50%
UWC Members (in thousands, end of period)	1,841	1,534	1,841	1,534
UWC sales as a percentage of total wash sales	66%	62%	65%	62%
Net income (loss)	$35,659	$(110,300)	$71,147	$(85,716)
Net income (loss) margin	15.8%	(56.0)%	16.0%	(23.0)%
Adjusted EBITDA	$74,476	$73,078	$149,325	$134,550
Adjusted EBITDA margin	33.1%	37.1%	33.6%	36.1%

Location Count (end of period)

Our location count refers to the total number of car wash locations at the end of a period, inclusive of new greenfield locations, acquired locations, and closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions, and closings, have, and will continue to have, an impact on our performance. In the three months ended June 30, 2022, we increased our location count by 10 locations, comprised of four greenfield locations and six acquired locations. In the six months ended June 30, 2022, we increased our location count by 13 locations, comprised of seven greenfield locations and six acquired locations. One location, which was part of a 2021 acquisition, opened during the three months ended June 30, 2022 and is included as an acquired location above.

Our Express Exterior Locations, which offer express exterior cleaning services, comprise 332 of our current locations and our Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services, comprise 77 of our current locations.

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

Opening new locations is a primary component of our growth strategy and as we continue to execute on our growth strategy, we expect that a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy. For the three months ended June 30, 2022, comparable store sales increased to 2% compared to an increase of 93% in the three months ended June 30, 2021.

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 1.8 million and approximately 1.5 million UWC Members as of June 30, 2022 and June 30, 2021, respectively. There were approximately 1.7 million UWC Members as of December 31, 2021.

Our UWC Members grew by approximately 20% from June 30, 2021 through June 30, 2022 and approximately 11% from December 31, 2021 through June 30, 2022.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our subscription offering. UWC sales were 66% and 62% of our total wash sales for the three months ended June 30, 2022 and 2021, respectively. UWC sales were 65% and 62% of our total wash sales for the six months ended June 30, 2022 and 2021, respectively.

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

Adjusted EBITDA was approximately $74.5 million and $73.1 million in the three months ended June 30, 2022 and 2021, respectively. Our Adjusted EBITDA margin was 33.1% and 37.1% in the three months ended June 30, 2022 and 2021, respectively. Adjusted EBITDA was approximately $149.3 million and $134.6 million in the six months ended June 30, 2022 and 2021, respectively. Our Adjusted EBITDA margin was 33.6% and 36.1% in the six months ended June 30, 2022 and 2021. The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Reconciliation of net income to Adjusted EBITDA:
Net income (loss)	$35,659	$(110,300)	$71,147	$(85,716)
Interest expense, net	8,762	13,740	16,928	27,699
Income tax provision (benefit)	9,894	(44,569)	18,174	(36,187)
Depreciation and amortization expense	15,136	11,900	30,081	23,550
Gain on sale of assets (a)	(3,146)	(7,097)	(2,687)	(6,307)
Loss on extinguishment of debt	-	3,183	-	3,183
Stock-based compensation expense (b)	5,979	203,231	11,498	203,541
Acquisition expenses (c)	704	555	1,238	1,009
Management fees (d)	-	250	-	500
Non-cash rent expense (e)	555	378	1,075	756
Expenses associated with initial public offering (f)	(14)	1,450	272	1,450
Other (g)	947	357	1,599	1,072
Adjusted EBITDA	$74,476	$73,078	$149,325	$134,550
Net Revenues	$225,159	$197,080	$444,578	$372,588
Adjusted EBITDA margin	33.1%	37.1%	33.6%	36.1%
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

Results of Operations for the Three Months Ended June 30, 2022 and 2021 (Unaudited)

The unaudited results of operations data for the three months ended June 30, 2022 and 2021 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2022		2021
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$225,159	100%	$197,080	100%

Store operating costs:
Cost of labor and chemicals	69,351	31%	87,864	45%
Other store operating expenses	79,029	35%	65,363	33%
General and administrative	25,610	11%	188,896	96%
Gain on sale of assets	(3,146)	(1)%	(7,097)	(4)%
Total costs and expenses	170,844	76%	335,026	170%
Operating income	54,315	24%	(137,946)	(70)%
Other expense:
Interest expense, net	8,762	4%	13,740	7%
Loss on extinguishment of debt	-	0%	3,183	2%
Total other expense	8,762	4%	16,923	9%
Income (loss) before taxes	45,553	20%	(154,869)	(79)%
Income tax provision (benefit)	9,894	4%	(44,569)	(23)%
Net income (loss)	35,659	16%	(110,300)	(56)%

Net Revenues

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Net revenues	$225,159	$197,080	$28,079	14%

Net revenues were $225.2 million for the three months ended June 30, 2022 compared to $197.1 million for the three months ended June 30, 2021, an increase of $28.1 million, or 14%. The increase in net revenues was primarily attributable to the increase in car wash sales due to growth in UWC Members and the year-over-year addition of 58 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Cost of labor and chemicals	$69,351	$87,864	$(18,513)	(21)%
Percentage of net revenues	31%	45%

Cost of labor and chemicals was $69.4 million for the three months ended June 30, 2022 compared to $87.9 million for the three months ended June 30, 2021, a decrease of $18.5 million, or 21%. The decrease in the cost of labor and chemicals is primarily driven by the prior year recognition of stock-based compensation expense of $31.3 million related to our performance-based vesting stock options that vested on the consummation of our IPO in June 2021, as well as the approximately $0.8 million of costs associated with gasoline sales which were offered in the three months ended June 30, 2021 but which we did not offer in the three months ended June 30, 2022. These decreases were partially offset by an increase in labor and benefits of $11.0 million and an increase in wash chemicals and supplies of approximately $1.5 million during the three months ended June 30, 2022, both attributable to an increase in volume and the year-over-year addition of 58 locations, as well as some inflationary pressures on both our labor and chemicals.

Other Store Operating Expenses

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Other store operating expenses	$79,029	$65,363	$13,666	21%
Percentage of net revenues	35%	33%

Other store operating expenses were $79.0 million for the three months ended June 30, 2022 compared to $65.4 million for the three months ended June 30, 2021, an increase of $13.7 million, or 21%. The increase in other store operating expenses was attributable to the year-over-year addition of 58 locations and some inflationary pressures on our utilities and maintenance expenses. Rent expense increased approximately $2.5 million with the addition of 35 new land and building leases.

General and Administrative

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
General and administrative	$25,610	$188,896	$(163,286)	(86)%
Percentage of net revenues	11%	96%

General and administrative expenses were $25.6 million for the three months ended June 30, 2022 compared to $188.9 million for the three months ended June 30, 2021, a decrease of $163.3 million, or 86%. The decrease in general and administrative expenses was primarily driven by the prior year recognition of stock-based compensation expense of $170.7 million related to the performance-based vesting stock options that vested on the consummation of our IPO in June 2021. This decrease was partially offset by an increase of approximately $2.0 million in salaries and benefits, an increase of approximately $4.2 million in stock-based compensation expense, and an increase of approximately $2.4 million in other costs, which were primarily attributable to the increased costs of being a public company and increase in corporate headcount.

Gain on Sale of Assets

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Gain on sale of assets	$(3,146)	$(7,097)	$3,951	(56)%
Percentage of net revenues	(1)%	(4)%

Gain on sale of assets was $3.1 million for the three months ended June 30, 2022 compared to $7.1 million for the three months ended June 30, 2021, a decrease of $4.0 million, or 56%. The gain on sale of assets was primarily driven by gains associated with our sale-leaseback transactions.

Other Expense

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Other expense	$8,762	$16,923	$(8,161)	(48)%
Percentage of net revenues	4%	9%

Other expense was $8.8 million for the three months ended June 30, 2022 compared to $16.9 million for the three months ended June 30, 2021, a decrease of $8.1 million, or 48%. The decrease in other expense was primarily driven by a $5.0 million reduction in interest expense, resulting from the June 2021 pay down of the First Lien Term Loan and the June 2021 pay-off of the Second Lien Term Loan and a $3.2 million loss on extinguishment of debt recorded in the prior year period.

Income Tax Provision (Benefit)

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Income tax provision (benefit)	$9,894	$(44,569)	$54,463	(122)%
Percentage of net revenues	4%	(23)%

Income tax provision was $9.9 million for the three months ended June 30, 2022 compared to a benefit of $44.6 million for the three months ended June 30, 2021, an increase of $54.5 million, or 122%. The increase in income tax provision was primarily driven by the recognition of stock-based compensation expense related to performance-based options that vested on the consummation of the Company's IPO in June 2021, resulting in increased income before taxes for the three months ended June 30, 2022.

Results of Operations for the Six Months Ended June 30, 2022 and 2021 (Unaudited)

The unaudited results of operations data for the six months ended June 30, 2022 and 2021 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
	2022		2021
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$444,578	100%	$372,588	100%

Store operating costs:
Cost of labor and chemicals	134,889	30%	139,613	37%
Other store operating expenses	156,830	35%	126,446	34%
General and administrative	49,297	11%	203,857	55%
Gain on sale of assets	(2,687)	(1)%	(6,307)	(2)%
Total costs and expenses	338,329	76%	463,609	124%
Operating income	106,249	24%	(91,021)	(24)%
Other expense:
Interest expense, net	16,928	4%	27,699	7%
Loss on extinguishment of debt	-	0%	3,183	1%
Total other expense	16,928	4%	30,882	8%
Income (loss) before taxes	89,321	20%	(121,903)	(33)%
Income tax provision (benefit)	18,174	4%	(36,187)	(10)%
Net income (loss)	71,147	16%	(85,716)	(23)%

Net Revenues

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Net revenues	$444,578	$372,588	$71,990	19%

Net revenues were $444.6 million for the six months ended June 30, 2022 compared to $372.6 million for the six months ended June 30, 2021, an increase of $72.0 million, or 19%. The increase in net revenues was primarily attributable to the increase in car wash sales due to growth in UWC Members and the year-over-year addition of 58 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Cost of labor and chemicals	$134,889	$139,613	$(4,724)	(3)%
Percentage of net revenues	30%	37%

Cost of labor and chemicals was $134.9 million for the six months ended June 30, 2022 compared to $139.6 million for the six months ended June 30, 2021, a decrease of $4.7 million, or 3%. The decrease in the cost of labor and chemicals was primarily driven by the prior year recognition of stock-based compensation expense of $31.3 million related to our performance-based vesting stock options that vested on the consummation of our IPO in June 2021, as well as the approximately $1.5 million of costs associated with gasoline sales which were offered in the six months ended June 30, 2021 but which we did not offer in the six months ended June 30, 2022. These decreases were partially offset by an increase in labor and benefits of approximately $23.5 million and an increase in wash chemicals and supplies of approximately $2.8 million during the three months ended June 30, 2022, both attributable to an increase in volume and the year-over-year addition of 58 locations, as well as some inflationary pressures on both our labor and chemicals.

Other Store Operating Expenses

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Other store operating expenses	$156,830	$126,446	$30,384	24%
Percentage of net revenues	35%	34%

Other store operating expenses were $156.8 million for the six months ended June 30, 2022 compared to $126.4 million for the six months ended June 30, 2021, an increase of $30.4 million, or 24%. The increase in other store operating expenses was attributable to the year-over-year addition of 58 locations and some inflationary pressures on our utilities and maintenance expenses. Rent expense increased approximately $4.8 million with the addition of 35 new land and building leases.

General and Administrative

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
General and administrative	$49,297	$203,857	$(154,560)	(76)%
Percentage of net revenues	11%	55%

General and administrative expenses were $49.3 million for the six months ended June 30, 2022 compared to $203.9 million for the six months ended June 30, 2021, a decrease of $154.6 million, or 76%. The decrease in general and administrative expenses was primarily driven by the prior year recognition of stock-based compensation expense of $170.7 million related to the performance-based vesting stock options that vested on the consummation of our IPO in June 2021. This decrease was partially offset by an increase of approximately $5.0 million in salaries and benefits, an increase of approximately $7.5 million in stock-based compensation expense, and an increase of approximately $4.6 million in other costs, which were primarily attributable to the increased costs of being a public company and increase in corporate headcount.

Gain on Sale of Assets

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Gain on sale of assets	$(2,687)	$(6,307)	$3,620	(57)%
Percentage of net revenues	(1)%	(2)%

Loss on sale of assets was $2.7 million for the six months ended June 30, 2022 compared to $6.3 million for the six months ended June 30, 2021, a decrease of $3.6 million, or 57%. The gain on sale of assets was primarily driven by gains associated with our sale-leaseback transactions.

Other Expense

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Other expense	$16,928	$30,882	$(13,954)	(45)%
Percentage of net revenues	4%	8%

Other expense was $16.9 million for the six months ended June 30, 2022 compared to $30.9 million for the six months ended June 30, 2021, a decrease of $14.0 million, or 45%. The decrease in other expense was primarily driven by a $10.8 million reduction in interest expense, resulting from the June 2021 pay down of the First Lien Term Loan and the June 2021 pay-off of the Second Lien Term Loan and a $3.2 million loss on extinguishment of debt recorded in the prior year period.

Income Tax Provision (Benefit)

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Income tax provision (benefit)	$18,174	$(36,187)	$54,361	(150)%
Percentage of net revenues	4%	(10)%

Income tax provision was $18.2 million for the six months ended June 30, 2022 compared to a benefit of $36.2 million for the six months ended June 30, 2021, an increase of $54.4 million, or 150%. The increase in income tax provision was primarily driven by the recognition of stock-based compensation expense related to performance-based options that vested on the consummation of the Company's IPO in June 2021, resulting in increased income before taxes for the six months ended June 30, 2022.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, to pursue greenfield expansion and acquisitions, and to service our indebtedness. Historically, these cash requirements have been met through funds raised by the sale of common equity, utilization of our Revolving Commitment, First Lien Term Loan, Second Lien Term Loan, sale-leaseback transactions, and cash provided by operations. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $37.7 million and $19.7 million, respectively, and $149.0 million and $149.5 million, respectively, of available borrowing capacity under our Revolving Commitment.

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

In December 2021, in connection with the Clean Streak Ventures acquisition, we entered into Amendment No. 3, which increased the principal borrowings under the First Lien Term Loan by $290.0 million to $903.0 million. For a description of our credit facilities, please see Note 8 Debt in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of June 30, 2022, we were in compliance with the covenants under the Amended A&R First Lien Credit Agreement.

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

Cash Flows for the Six Months Ended June 30, 2022 and 2021 (Unaudited)

The following table shows summary cash flow information for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities	$134,615	$119,675
Net cash used in investing activities	(119,766)	(66,645)
Net cash used in financing activities	3,062	(12,564)
Net increase in cash and cash equivalents, and restricted cash	$17,911	$40,466

Operating Activities. Net cash provided by operating activities consists of net income adjusted for certain non-cash items, including stock-based compensation expense, property and equipment depreciation, gains on the disposal of property and equipment, amortization of leased assets and deferred income taxes, as well as the effect of changes in other working capital amounts.

For the six months ended June 30, 2022, net cash provided by operating activities was $134.6 million and was comprised of net income of $71.1 million, increased by $73.2 million as a result of non-cash adjustments comprised primarily of stock-based compensation expense, depreciation and amortization expense, non-cash lease expense, deferred income taxes, a gain on disposal of property and equipment, and amortization of deferred financing costs. Changes in working capital balances decreased cash provided by operating activities by $9.7 million and were primarily driven by increases in the operating lease liability, other noncurrent assets and liabilities and prepaid expenses and other current assets, offset by a decrease in other receivables, accounts payable and accrued expenses.

For the six months ended June 30, 2021, net cash provided by operating activities was $119.7 million and was comprised of net loss of $85.7 million, increased by $203.4 million as a result of non-cash adjustments comprised primarily of stock-based compensation expense, deferred income taxes, depreciation and amortization expense, non-cash lease expense, a gain on disposal of property and equipment, and a loss on extinguishment of debt. Changes in working capital balances increased cash provided by operating activities by $2.0 million and were primarily driven by an increase in accounts payable, accrued expenses, and a decrease in deferred revenue, partially offset by decreases in the operating lease liability and other noncurrent assets and liabilities, and increases in accounts receivable, net and prepaid expenses and other current assets.

Investing Activities. Our net cash used in investing activities primarily consists of purchases and sale of property and equipment and acquisition of car washes.

For the six months ended June 30, 2022, net cash used in investing activities was $119.8 million and was primarily comprised of investment in property and equipment to support our greenfield development and other initiatives and two acquisitions, partially offset by the sale of property and equipment.

For the six months ended June 30, 2021, net cash used in investing activities was $66.6 million and was comprised of purchases of property and equipment primarily to support our greenfield and other initiatives and two acquisitions, partially offset by the sale of property and equipment including sale-leaseback transactions.

Financing Activities. Our net cash used in financing activities primarily consists of proceeds and payments on our First Lien Term Loan, Second Lien Term Loan, and Revolving Commitment, as well as proceeds from our IPO.

For the six months ended June 30, 2022, net cash used in financing activities was $3.1 million and was primarily comprised of repayments of our First Lien Term Loan and principal payments on finance lease obligations, partially offset by proceeds from exercise of stock options.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our 2021 10-K. There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2022.

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

Interest Rate Risk

Our First Lien Term Loan bears interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. As of June 30, 2022 and December 31, 2021, we had $901.2 million and $903.3 million, respectively, of variable rate debt outstanding under our First Lien Term Loan. Based on the balance outstanding under our First Lien Term Loan as of June 30, 2022, an increase or decrease of 100 basis points in the effective interest rate on the First Lien Term Loan would cause an increase or decrease in interest expense of approximately $9 million over the next 12 months.

In May 2020, we entered into an interest rate swap to mitigate variability in forecasted interest payments on an amortizing notional of $550.0 million of our variable-rate First Lien Term Loan. We designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and are accounting for this derivative as a cash flow hedge.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have recently experienced the effects of inflation on our results of operations and financial condition. In light of the current inflationary market conditions, we cannot assure you that our results of operations and financial condition will not be materially impacted by inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File. No	Exhibit	Filing Date	Filed/Furnished Herewith
2.1+ ^	Equity Purchase Agreement, dated December 8, 2021, by and among Sunshine Acquisition Sub Corp., Clean Streak Ventures, LLC, MDKMH Partners, Inc., Clean Streak Ventures Intermediate Holdco, LLC (the “CSV Seller”), MKH Capital Partners Offshore Fund I, LP (the “CSV Blocker Seller” and together with the CSV Seller, each a “Seller” and together the “Sellers”), and Clean Streak Ventures Holdco, LLC, as the representative of the Sellers	10-Q	001-40542	2.1	05/13/2022
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.2	06/01/2022
3.2	Amended and Restated Bylaws of the Company	8-K	001-40542	3.2	07/02/2021
10.1	Transition Agreement, dated June 21, 2022, by and between Mister Car Wash, Inc. and Lisa Funk	8-K	001-40542	10.1	06/24/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

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

Mister Car Wash, Inc.

Date: August 12, 2022	By:	/s/ John Lai
John Lai
Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial Officer)