Form 10-K
period 2022-12-31
Mister Car Wash, Inc.
filed 2023-02-24
CIK 1853513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ___to___

Commission File Number 001-40542

Mister Car Wash, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-1393909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 E. 5th Street Tucson, Arizona	85705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 615-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	MCW	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2022, was $880,866,919.

The number of shares of Registrant’s common stock outstanding as of February 15, 2023 was 307,295,806.

Documents Incorporated by Reference:

Portions of our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2022 are incorporated by reference into Part III of this report.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Tempe, AZ, USA

MISTER CAR WASH, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

i

Forward-Looking Statements and Risk Factor Summary

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report on Form 10-K, including without limitation, statements regarding our future results of operations and financial position, business strategy and approach are forward-looking. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 1A. “Risk Factors” and in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

•
An overall decline in the health of the economy and other factors impacting consumer spending, such as natural disasters, the occurrence of a recession, growing inflation and worsening in economic conditions may affect consumer purchases, reduce demand for our services and materially and adversely affect our business, results of operations and financial condition.
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
•
Our locations may experience difficulty hiring and retaining key or sufficient qualified personnel or increases in labor costs.
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

You are cautioned not to place undue reliance on these forward-looking statements as guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements included in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand offering express exterior and interior cleaning services to customers across 436 car wash locations in 21 states, as of December 31, 2022. Founded in 1996, we employ an efficient, repeatable and scalable process, which we call the “Mister Experience,” to deliver a clean, dry and shiny car every time. The core pillars of the “Mister Experience” are providing the highest quality car wash and ensuring the experience is quick and convenient. We offer a monthly subscription program, Unlimited Wash Club ® ("UWC"), as a flexible, quick and convenient option for customers to keep their cars clean.

Our purpose is simple: Inspire People to Shine®. This starts with our people. We attract and retain a pool of talent by investing in their training and development through our specialized programs and our MisterLearn training platform that allows us to develop and promote entry-level team members to leadership roles. As a result, our team members are highly engaged and deliver memorable experiences to our customers. We have proven our people-first approach is scalable and has enabled us to develop a world class team, comprised of both internally developed talent and external hires from top service organizations. We believe our purpose-driven culture is critical to our success.

We believe Mister Car Wash offers an affordable, feel-good experience, enjoyed by all who value a clean, dry and shiny car. As we grow and to serve the approximately 276 million registered vehicles in the United States as of the end of 2022, we are dedicated to putting our team members first and delivering a consistent, convenient and high-quality car wash experience at scale.

Products and Services

Our car wash locations consist of two formats: (a) Express Exterior Locations (360 locations as of December 31, 2022) and (b) Interior Cleaning Locations (76 locations as of December 31, 2022). All locations offer express exterior wash packages and have exterior-only lanes. Every wash includes our T3 Cleaning Conditioner, Wheel Cleaner, and Dynamic Dry system.

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

Our Customers

We serve a diverse mix of customers, which include individual retail customers and UWC Members, which include both retail and corporate customers. Given the broad appeal of our services, we have a wide variety of customers spanning a broad set of demographics. The portfolio of cars serviced across our locations is diverse and represents a balance across new and old cars and across all vehicle price points. Our customer service, convenient locations and easy-to-manage membership programs have helped position our locations as the “go-to” destinations for our customers’ car wash needs.

Markets

We are the largest national car wash brand and have developed extensive resources and capabilities over our 25-year history. Our scale, consistency of operations at every location and culture of continuous improvement have allowed us to develop an efficient and high-quality customer experience with every wash.

We believe our key differentiators include our unified national brand, robust training & development programs which generate a talent pipeline, dedicated regional support infrastructure, sophisticated technology and proprietary product formulation, and strategic market density "network effect".

Key Growth Drivers

Grow Our UWC Members to Drive Predictable Earnings Growth and Higher Annual Customer Spend

We believe there is an opportunity to grow UWC penetration further in core, acquired and greenfield locations. In 2022, we increased overall UWC penetration from 64% to 68% of total wash sales. We estimate that the average UWC Member spends more than four times the retail car wash consumer, providing us an opportunity to increase our sales as penetration increases. At both new greenfield and acquired locations, we have developed proven processes for growing UWC membership per location.

Build Upon Our Established Success in Opening Greenfield Locations

During 2022, we successfully opened 28 greenfield locations and expect to lead our future location growth through greenfield locations. We have developed a process for opening new greenfield locations, from site selection to post-opening local marketing initiatives, which has driven our greenfield performance consistently over time. We plan to continue to invest in this part of our growth strategy and have a development pipeline for future locations in existing and adjacent markets nationwide.

Pursue Opportunistic Acquisitions in Highly Fragmented Industry

We will continue to employ a disciplined approach to acquisitions, carefully selecting locations that meet our criteria for a potential Mister Car Wash site. We have a track record of location growth through acquisitions and have a process for integrating acquired locations, which includes a variety of upgrades to each location that has led to the successful integration of over 100 acquisitions during our history.

Drive Scale Efficiencies and Robust Free Cash Flow Generation

We will continue to utilize our scale to drive operating leverage as our business grows. As we open and acquire new locations and maximize throughput at our existing locations through our ongoing focus on operational excellence, we believe we will have an opportunity to generate meaningful efficiencies of scale.

Marketing

We lead with a unified national brand across our entire footprint. To acquire, convert and retain our customers at a local level, we use a mix of traditional and digital marketing tactics and channels to emphasize our convenient, easy, and high-quality wash experience.

Competitive Conditions

The car wash industry is fragmented, and we compete with a variety of operators. Competitors include national, regional and local independent car wash operators, and other retailers (including gasoline and convenience retailers), each of which offer car washes. We believe our scale allows us to compete effectively due to our convenience, quality, price, and service.

Resources

Our Proprietary Products and Advanced Technology

Our research and development team is responsible for car wash processes, equipment and technology improvements. The team tests new products, formulations, processes and ideas in select markets before rolling out improvement and changes across the broader platform. Through continuous research and development, Mister Car Wash has formulated a balanced wash process that factors in conveyor length, line speed, water quality, mechanical equipment, ambient temperature and soil conditions.

Suppliers and Distribution

We maintain long-term relationships with our key vendors. We believe our scale and large purchase quantities provide us leverage in securing competitive pricing. Our key purchases include car wash equipment and parts and wash chemicals.

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

Intellectual Property and Trademarks

We own intellectual property, including patents, patent applications, technology, trade secrets, know-how and trademarks in the United States and internationally. As of December 31, 2022, we had approximately 47 trademark registrations and applications, including registrations for “Mister Car Wash,” “Hotshine,” “Mister Hotshine” and “Unlimited Wash Club,” and held one U.S. patent, one foreign patent and one pending U.S. patent application. Our issued patents are expected to expire between 2023 and 2025. We have also registered the Internet domain name: “mistercarwash.com”.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position, and, therefore, we devote resources to the protection of our trademarks and proprietary rights. However, we believe that no single patent, trademark or intellectual property asset is material in relation to our business as a whole.

Seasonality

As a result of our presence in certain markets that are subject to seasonal weather patterns, some of our business is seasonal. However, our 21-state geographic diversity typically limits the weather impacts of a specific region on overall performance. Additionally, we do experience a large majority of sales of UWC memberships during the first six months of the year.

Human Capital

We are centered around our purpose of Inspiring People to Shine, and that starts with our team members. To recruit and retain the most qualified team members in the industry, we focus on treating our team members well by paying them competitive wages, offering them attractive benefit packages, offering robust training and development opportunities, and providing an operational support infrastructure with opportunities for upward mobility. We believe satisfied employees are more productive, are more likely to have a positive impact on other employees around them and are more likely to deliver great customer service.

Team Members

Throughout 2022, we focused our efforts on refining our staffing model to ensure our wash locations run as efficiently as possible. This will allow us to continue our focus on competitive wages and benefits as well as investing in the training and development of our team members. We invest in the training and development of our team members through our specialized programs and our MisterLearn training platform that allows us to develop and promote entry-level team members to leadership roles. As a result, our team members are highly engaged and deliver memorable experiences to our customers. Through these efforts, we expect to build strength in our bench of future leaders while increasing retention and diversity.

As of December 31, 2022, we employed approximately 6,350 team members, which is a 6% reduction from the prior year, even while adding 40 locations throughout the year. This reduction was achieved primarily through natural attrition combined with more precise staffing guidelines for our wash locations and converting eight of our interior clean locations to express locations.

Environmental Matters & Other Governmental Regulation

We are subject to various laws and regulations, including those governing labor and employment including minimum wages and paid sick time, workplace safety, employee and public health including COVID-19, consumer protection, recurring debit and credit card charges, information security, consumer protection, data privacy, marketing and advertising, environmental protection and compliance, including recycling, waste and water usage, zoning and land use, taxation and public company compliance. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

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

Compliance with existing laws, rules, and regulations has not historically had a material impact on our capital expenditures, earnings or competitive position. With respect to acquired locations, we conduct due diligence regarding potential exposure to environmental liabilities and overall regulatory compliance but cannot be certain that we have identified or will identify all adverse environmental conditions or non-compliance with applicable laws, rules and regulations.

For further discussion, see Part I, Item 1A. “Risk Factors – Risks Related to Governmental Regulation – Our locations are subject to certain environmental laws and regulations.”

Available Information

Our website address is www.mistercarwash.com. We post, and stockholders may access without charge, the Company's recent filings and any amendments of its annual reports on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K and its Proxy Statement as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC").

We may use our website as a distribution channel of material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investor Relations sections of its website at https://ir.mistercarwash.com.

The reference to the Company's or other websites herein does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of this Form 10-K.

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

Risks Related to Our Business

Global economic conditions, including inflation and supply chain disruptions, could adversely affect our operations.

General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate fluctuations, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Domestic markets experienced significant inflationary pressures in fiscal year 2022 and inflation rates in the U.S. are currently expected to continue at elevated levels for the near-term. In addition, the Federal Reserve in the U.S. has raised, and may continue to raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures. Additionally, these risks which are beyond our control, could adversely affect operating costs and administrative expenses such as wages, benefits, supplies and inventory costs, legal claims, insurance costs and borrowing costs. Any such increase could reduce our sales and profit margins if we do not choose, or are unable, to pass the increased costs to our customers.

Furthermore, consumer purchases of car washes decline during periods when economic or market conditions are unstable or weak. Reduced consumer confidence and spending cutbacks may result in reduced demand for our services, which could result in lost sales. Reduced demand also may require increased selling and promotional expenses, thereby impacting our profitability. Changes in areas around our locations or to the adjacent streets that reduce car traffic or otherwise render the locations unsuitable, could cause our sales to be less than expected. Prolonged or pervasive economic downturns could slow the pace of new greenfield openings, reduce comparable sales or cause us to close certain locations, which could have a material negative impact on our financial performance.

We may be unable to sustain or increase demand for our UWC subscription program, which could adversely affect our business, financial condition and results of operations and rate of growth.

Because our UWC subscription program accounted for 68% of our total wash sales in 2022, our continued business and revenue growth is dependent on our ability to continue to attract and retain UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. We may not be successful, however, in continuing to grow the number of UWC Members on a net basis from period to period and our membership levels may decline.

UWC Members can cancel their membership at any time and may decide to cancel or forego memberships due to any number of reasons, including increased prices for UWC membership or for our services, quality issues with our services, harm to our reputation or brand, seasonal usage, or individuals’ personal economic pressures. Increasing governmental regulation of automatically renewing subscription programs may negatively impact our marketing of this program. A decline in the number of UWC Members could materially and adversely affect our business, results of operations and financial condition.

If we fail to acquire, open and operate new locations in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected.

Our growth strategy depends on growing our location base, both through greenfield expansion and acquisitions, in existing and new geographic regions and operating our new locations successfully. Our ability to execute our growth strategy on favorable terms and successfully operate new locations may be exposed to significant risks, including, but not limited to, the following:

•
we may be unable to acquire a desired location or property because of competition from other investors with significant capital;
•
even if we are able to acquire a desired location or property, competition from other potential acquirers may significantly increase the purchase price or result in other less favorable terms;
•
we may be unable to complete an acquisition because we cannot obtain debt and/or equity financing on favorable terms or at all;
•
we may spend more than budgeted amounts to make necessary improvements or renovations to acquired locations;
•
we may be unable to quickly and efficiently integrate acquired locations into our existing operations;
•
acquired properties may be subject to tax reassessment, which may result in higher-than-expected property tax payments;
•
loss of key staff at acquired locations or inability to attract, retain and motivate staff necessary for our expanded operations;
•
acquired locations or greenfield expansions in regions where we have not historically conducted business may subject us to new operational risks, laws, regulations, staff expectations, customs, and practices; and
•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities for the remediation of undisclosed environmental contamination; and claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the properties.

The realization of any of the above risks could significantly and adversely affect our ability to meet our financial expectations, our financial condition, results of operations, and cash flows, the market price of our common stock, and our ability to satisfy our debt service obligations. We cannot assure you that our growth strategy will be successful, or that such expansion will be completed in the time frames or at the costs we estimate.

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

In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, could make it substantially more difficult for us to attract new customers. The marked increase in the use of social media platforms that provide individuals with access to a broad audience of consumers and other interested persons results in the opportunity for dissemination of information, including inaccurate information. Information posted may be averse to our interests or inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction.

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

If we fail to adequately control fraudulent credit card and debit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card and debit card related costs, each of which could adversely affect our business, financial condition and results of operations. We are subject to a number of federal regulations relating to the use of debit and credit cards, such as the Electronic Funds Act and the Truth in Lending Act of 1968, which provide guidelines and parameters for payment processing on debit cards and credit cards, respectively, and certain state regulations relating to automatic renewal, including, among others, the California Business & Professional Code Section 17601-17606, as amended, which provides requirements we must follow for the automatic renewal of subscription fees such as those charged to our UWC Members. We may also face legal liability or reputational harm for any failure, or any allegation that we have failed, to comply with such consumer protection laws relating to consumer debit or credit transactions. We also are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council and to the American National Standards Institute ("ANSI") data encryption standards and payment network security operating guidelines, as well as the Fair and Accurate Credit Transactions Act ("FACTA"). Failure to comply with these guidelines or standards may result in the imposition of financial penalties or the allocation by debit and credit card companies of the costs of fraudulent charges to us.

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

We depend on a limited number of suppliers for most of our car wash equipment and certain supplies.

We rely on a limited number of suppliers for most of the car wash equipment and certain other supplies we use in our operations. Our ability to secure such equipment and supplies from alternative sources as needed may be time-consuming or expensive or may cause a temporary disruption in our supply chain. In recent months, we have anticipated intermittent shortages of certain supplies from our standard vendors and, accordingly, we enhanced our sourcing procedures to identify alternative suppliers and avoid any actual shortages, albeit sometimes at additional cost. Additionally, we do not have a supplier contract with our main supplier of car wash tunnel equipment, and our orders are based on purchase orders. As such, we are subject to the risk that a supplier will not continue to provide us with the required car wash tunnel equipment. We also do not carry a significant inventory of such equipment. Increasingly during 2021, the delivery times were extended on certain equipment for our greenfield pipeline but, through alternative sourcing, we have thus far avoided any significant disruptions. Shortages or interruptions in the supply of car wash equipment and other supplies could occur for reasons within or beyond the control of us and the supplier. Decreased fuel supplies are anticipated to increase fuel prices, which may adversely impact our transportation costs. Any shortage or interruption to our supply chain could reduce our sales and profit margins, which in turn may materially and adversely affect our business and results of operations.

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

We depend on cash from our operating activities to make lease payments for our leases, which may strain our cash flow.

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

We are subject to income taxation at the federal and state level due to the scope of our operations. We have also recorded non-income tax-based liabilities such as those related to sales, property, payroll and withholding tax. We have structured our operations in a manner designed to comply with current prevailing laws but the Internal Revenue Service, state and/or local taxing authorities could seek to impose incremental or new taxes on our business operations. In addition, changes in federal and state tax rates, laws and regulations may result in additional income and non-income tax liabilities being imposed on us and have an adverse effect on our effective tax rate, results of operations and financial condition. Lastly, changes in the scope of our operations, including expanding into new geographies, could increase our income tax liabilities and have an adverse impact on our effective tax rate.

Risks Related to Our Indebtedness and Capital Requirements

Our indebtedness could adversely affect our financial health and competitive position.

As of December 31, 2022, we had $895.5 million of indebtedness, net of unamortized debt issuance costs, outstanding pursuant to an amended and restated first lien credit agreement entered into on May 14, 2019 “(First Lien Term Loan”). To service this debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other capital needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, or acquisitions, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This places us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations, make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

On March 5, 2021, the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, and the United Kingdom’s Financial Conduct Authority (the “FCA”), the regulatory supervisor of the IBA, announced in public statements (the “Announcements”) that the final publication or representativeness date for one-week and two-month USD LIBOR tenors will be December 31, 2021 and all other USD Libor tenors (overnight, one-month, three-month, six-month and 12-month) will be June 20, 2023. As a result, USD LIBOR will not be available for use in agreements and other instruments after the relevant cessation date and may ultimately cease to be utilized in advance of such relevant cessation date. In December 2022, we entered into Amendment No. 4 to our Amended and Restated First Lien Credit Agreement with the lenders party thereto, and Jeffries Finance LLC, as administrative agent, to transition from LIBOR to Eurocurrency rate SOFR spread, whereas all revolver borrowings and term loan borrowings under the existing credit agreement will be SOFR based.

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

In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially our assets.

In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new services, enhance our existing services and operating infrastructure and potentially acquire complementary businesses and assets. For the year ended December 31, 2022, our net cash provided by operating activities was $229.2 million. As of December 31, 2022, we had $65.2 million of cash and cash equivalents, which were held for working capital purposes.

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

Our business is subject to numerous and frequently changing federal, state and local laws and regulations. We routinely incur significant costs in complying with these regulations. New or existing laws, regulations and policies, liabilities arising thereunder and the related interpretations and enforcement practices, particularly those dealing with minimum wages, paid sick time, workplace safety, employee and public health crisis, such as the COVID-19 pandemic, advertising and marketing, consumer protection, recurring debit and credit card charges, information security, data privacy, environmental protection including recycling, waste, water usage, zoning and land use, taxation and public company compliance, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. In addition, we are subject to environmental laws pursuant to which we could be strictly liable for any contamination at our current or former locations, or at third-party waste disposal sites, regardless of our knowledge of or responsibility for such contamination.

Our locations are subject to certain environmental laws and regulations.

Our current and former car wash operations and quick lube businesses, as well as our former motor fuel dispensing, are governed by stringent federal, state and local laws and regulations, including environmental regulations of the handling, storage, transportation, import/export, recycling, or disposing of various new and used products the generation, storage and disposal of solid and hazardous wastes, and the release of materials into the environment. Additionally, in the course of our operations, we may generate some amounts of material that may be regulated as hazardous substances.

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

Under the CAA and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere. In addition, the federal Clean Water Act ("CWA") and analogous state laws may require us to obtain and maintain individual permits or coverage under general permits for discharges of wastewater or storm water runoff. While we expect to obtain necessary approvals for our operations, as with all governmental permitting processes, there is a degree of uncertainty as to whether a particular permit will be granted, the time it will take for such permit to be issued, and the conditions that may be imposed in connection with the granting of such permit. We are unaware of pending changes to environmental laws and regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our stockholders; nonetheless, there exists the possibility that new laws or regulations may be imposed in the future that could result in more stringent and costly compliance requirements that potentially could materially and adversely affect our business. We are not presently aware of any material liability related to the costs of investigations and cleaning up sites of spills, disposals or other releases of hazardous materials at our current or former locations or business operations.

The historical transportation, distribution and storage of motor fuels (diesel fuel and gasoline) and other chemicals are subject to environmental protection and operational safety laws and regulations.

As of December 31, 2020, the Company had divested its quick lube business but in December 2021 acquired four quick lube operations. As of December 31, 2022, the Company was no longer dispensing gasoline or diesel fuels at any location.

Where releases of motor fuels, petroleum products, chemicals or other substances or wastes have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet applicable clean-up standards.

Changing Climate, Global Climate Change Regulations and Greenhouse Gas Effects may Adversely Affect our Operations and Financial Performance.

There is continuing concern from members of the scientific community and the general public that emissions of greenhouse gases ("GHG") and other human activities have or will cause significant changes in weather patterns and increase the frequency or severity of extreme weather events, including droughts, wildfires and flooding. These types of extreme weather events have and may continue to adversely impact us, our suppliers, our customers and their ability to purchase our products and our ability to timely receive appropriate raw materials to manufacture and transport our products on a timely basis.

Any adverse environmental impact on our locations due to climate change could materially and adversely affect our business and the results of our operations. New federal or state legislation or regulations on greenhouse gas ("GHG") emissions that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect our business.

If such legislation or regulations are enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations.

We, along with other companies in many business sectors, are considering and implementing environmental, social and governance ("ESG") and sustainability strategies, specifically ways to reduce GHG emissions. As a result, our customers may request that changes be made to our products or facilities, as well as other aspects of our business, that increase costs and may require the investment of capital. Failure to provide climate-friendly products or demonstrate GHG reductions could potentially result in loss of market share.

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

Any interruption in our ability to access water could materially and adversely affect the results of our operations and financial condition. Furthermore, losses from business interruptions or damage to our facilities might not be covered by our insurance policies and such losses may make it difficult for us to secure insurance coverage in the future at acceptable rates.

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

Increased global IT security threats and more sophisticated and targeted computer crime and increased ransomware attacks pose a risk to the security of our computer systems and networks and the confidentiality, availability and integrity of our data. Despite our security measures, we have been subject to cyber-attacks and attempts in the past and our IT systems and infrastructure may continue to be vulnerable to computer viruses, cyber-attacks, security breaches caused by employee error or malfeasance or other disruptions in the future. Though no such incident to date has had a material impact on our business, we cannot ensure that our security efforts will prevent unauthorized access or loss of functionality to our or our third-party providers' systems. Any such incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. A security breach of our computer systems or those of our third-party service providers and business partners could interrupt or damage our operations or harm our reputation, or both. In addition, any such breach, attack, virus or other event could result in costly investigations and litigation, government enforcement actions, civil or criminal penalties, fines, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could materially and adversely affect our brand, business, results of operations and financial condition. These costs and losses may not be adequately covered by applicable insurance coverage or other contractual rights available to us.

We must comply with increasingly and complex privacy and security laws and regulations in the United States. Further, in June 2018 California enacted the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020. The CCPA gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including Protected Health Information and clinical trial data, the CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights and Enforcement Act (the “CPRA”), which went into effect on January 1, 2023, significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk processing, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have been proposed or enacted in other states and at the federal level, and when passed, such laws may have potentially conflicting requirements that would make compliance challenging. Our operations are subject to the Telephone Consumer Protection Act and similar state laws.

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

Our success depends in part on our brand image and our ability to enforce and defend our intellectual property and other proprietary rights and differentiate ourselves from our competitors. We rely upon a combination of trademark, patent, trade secret, copyright, and unfair competition laws, and other contractual provisions, to protect our intellectual property and other proprietary rights. We cannot assure you that the steps we take to protect our intellectual property and other proprietary rights will be adequate to prevent the infringement or other violation of such rights by others, including the imitation and misappropriation of our brand, which could damage our brand identity and the goodwill we have created. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property or the intellectual property of our third-party licensors, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, which is expensive and could exceed applicable insurance coverage, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain sufficient rights to use third-party intellectual property could harm our business and ability to compete.

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

Risks Related to Ownership of Our Common Stock

We are a "controlled company" within the meaning of the NYSE rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.

LGP has more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the New York Stock Exchange (“the NYSE”). Although we currently comply with the NYSE rules applicable to companies that do not qualify as a “controlled company,” as a “controlled company,” in the future we may elect not to comply with certain corporate governance standards, including the requirements:

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

For as long as LGP owns more than 50% of our common stock it will be able to exert a controlling influence over all matters requiring stockholder approval, including the nomination and election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or its assets. Even if LGP were to own or control less than a majority of our total outstanding shares of common stock, it will be able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of common stock.

LGP may have interests that are different from our other stockholders and may vote in a way with which our other stockholders disagree and that may be averse to their respective interests. In addition, LGP’s concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

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

As of December 31, 2022 we are no longer an “emerging growth company”, and we are no longer able to take advantage of the reduced disclosure requirements applicable to “emerging growth companies”.

As of June 30, 2022, the market value of our ordinary shares that were held by non-affiliates exceeded $700.0 million and therefore, as of December 31, 2022, we no longer qualified as an emerging growth company under the Jumpstart Our Business Startups Act of 2012. On December 31, 2022, we became a large accelerated filer and the reduced disclosure obligations of emerging growth companies are no longer available to us. As an emerging growth company, we took advantage of certain exemptions from various reporting requirements that are applicable to other public companies. As a result, we will need to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, beginning with this Annual Report on Form 10-K for the year ended December 31, 2022, will be required to hold a say-on-frequency vote at our 2023 annual general meeting of stockholders, and will no longer be entitled to provide the reduced executive compensation disclosures permitted by emerging growth companies in this Annual Report on Form 10-K and our proxy statement for the 2023 annual general meeting of stockholders. We expect that our transition from “emerging growth company” to “large accelerated filer” will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. If we fail to maintain the effectiveness of our internal controls or fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock and we could be subject to sanctions or investigations by NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware or federal district courts of the United States will be the sole and exclusive forum for certain types of lawsuits, which could limit our stockholders' abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or the amended and restated certificate of incorporation or the proposed bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware (or the federal district court for the District of Delaware or other state courts of the State of Delaware if the Court of Chancery in the State of Delaware does not have jurisdiction). The amended and restated certificate of incorporation and amended and restated bylaws also require that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers. These provisions would not apply to any suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease 25,350 and own 27,973 square feet of office space at our corporate headquarters in Tucson, Arizona. As of December 31, 2022, we leased 374 locations and owned 59 locations. We also operate 3 locations still owned by third-party developers. The chart below provides a breakdown of our operating car wash locations as of December 31, 2022:

State	Locations
Alabama	13
Arizona	16
California	48
Colorado	6
Florida	75
Georgia	22
Idaho	7
Illinois	1
Iowa	15
Maryland	2
Michigan	29
Minnesota	24
Mississippi	8
Missouri	7
New Mexico	18
Pennsylvania	4
Tennessee	16
Texas	77
Utah	19
Washington	15
Wisconsin	14
Total	436

Item 3. Legal Proceedings

We are subjected from time-to-time to various claims, lawsuits and other legal proceedings, including intellectual property claims. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management’s estimates prove incorrect, we could incur a charge to earnings which could have a material and adverse effect on our business, results of operations, and financial condition. We are not party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Our executive officers as of February 24, 2023, are as follows:

Name	Age	Officer Since	Position
John Lai	59	2013	Chairperson, President and Chief Executive Officer
Jedidiah Gold	43	2019	Chief Financial Officer
Mayra Chimienti	39	2022	Chief Operating Officer
Markus Hartmann	59	2022	General Counsel

Effective March 14, 2022, Mayra Chimienti was appointed Chief Operating Officer of the Company. Ms. Chimienti had served as the Company’s Vice President, Operations Services since July 2017. Ms. Chimienti joined the Company in 2007 and previously served as Director of Training & Development from March 2013 to July 2017.

Effective October 28, 2022, Markus Hartmann was named General Counsel and leads the Company’s legal function in ethics and compliance, intellectual property and other general corporate legal matters. Mr. Hartmann brings over 20 years of experience advising companies on wide-ranging critical corporate initiatives and most recently served as Senior Compliance Officer at Stryker Corporation (Spine Division) (NYSE: SYK), one of the world’s leading medical technology companies. Prior to joining Stryker in 2021, Mr. Hartmann served as Vice President – General Counsel and Corporate Secretary at Carrols Restaurant Group, Inc. (NASDAQ: TAST), one of the largest restaurant franchisees in the United States, and before that, as Vice President – Technical Compliance NAFTA for Mercedes-Benz Research & Development North America, Inc. (a Daimler company). He began his career as an associate attorney with the law firm Hale & Dorr LLP (now WilmerHale) and is a retired Colonel in the Marine Corp Reserve.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has traded on The New York Stock Exchange (“NYSE”), under the symbol “MCW” since our initial public offering in June 2021. Prior to that time, there was no public market for our common stock.

Holders of Record

As of February 15, 2023, there were 1,429 holders of record of our common stock. This number excludes stockholders whose stock is held in street name by banks, brokers and other nominees.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2022, we did not repurchase any equity securities that were not registered under the Securities Act.

Stock Performance Graph

The following graph compares the cumulative stockholder return since June 25, 2021, the date our common stock began trading on NYSE with S&P 1500 Consumer Services Index, S&P 500 Total Return Index, and Russell 2000 Index. The graph assumes that the value of the investment in our stock and in each index was $100 at June 25, 2021, and that all dividends were reinvested.

	6/25/21	12/31/21	12/31/22
Mister Car Wash, Inc.	$100.00	$90.00	$45.00
S&P 1500 Consumer Services	$100.00	$105.00	$90.00
S&P 500 Total Return	$100.00	$112.00	$92.00
Russell 2000	$100.00	$97.00	$76.96

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

•
Growth in comparable store sales. Comparable store sales have been a driver of our net revenue growth and we expect it to continue to play a key role in our future growth and profitability. We will seek to continue to grow our comparable store sales by increasing the number of UWC Members, maximizing efficiency and throughput of our car wash locations, optimizing marketing spend to add new customers, and increasing customer visitation frequency.
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

Greenfield Location Development

Our primary historical growth strategy has involved acquiring local and regional car wash operators, upgrading the facilities and equipment, training the team to provide the “Mister Experience” and converting the site to the “Mister” brand. More recently, we have also grown through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and anticipate further pursuit of this strategy in the future. During 2022, we successfully opened a total of 28 greenfield locations, with the expectation of driving the majority of our future location growth through greenfield development. We believe such a strategy will drive a more controllable pipeline of unit growth for future locations in existing and adjacent markets.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Business Acquisitions

In 2022, we completed four business acquisitions of 11 properties. Following acquisition, we implement a variety of operational improvements to unify branding and enhance profitability. As soon as feasible, we fully integrate and transition acquired locations to the “Mister” brand and make investments to improve site flow, upgrade tunnel equipment and technology, and install our proprietary Unity Chemical system, which is a unique blend of our signature products utilizing the newest technology and services to make a better car wash experience for our customers. We also establish member-only lanes, optimize service offerings and implement training initiatives that we have successfully utilized to improve team member engagement and drive UWC growth post-acquisition. The costs associated with these onboarding initiatives, which vary by site, can impact the comparability of our results.

The comparability of our results may also be impacted by the inclusion of financial performance of our acquisitions that have not delivered a full fiscal year of financial results under Mister Car Wash’s ownership.

Divestitures

During the years ended December 31, 2022 and December 31, 2021, we did not consummate any significant divestitures.

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Financial and Operating Data
Location count (end of period)	436	396
Comparable store sales growth	5%	32%
UWC Members (in thousands, end of period)	1,884	1,656
UWC sales as a percentage of total wash sales	68%	64%
Net income (loss)	$112,900	$(22,045)
Net income (loss) margin	12.9%	(2.9)%
Adjusted EBITDA	$281,646	$254,348
Adjusted EBITDA margin	32.1%	33.5%

Location Count (end of period)

Our location count refers to the total number of car wash locations operating at the end of a period, inclusive of new greenfield locations, acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions and closings, have, and will continue to have, an impact on our performance. In fiscal year 2022, we increased our location count by 40 locations, including 28 greenfield locations and 12 business acquisition locations. One location, which was part of a 2021 acquisition, opened during the second quarter of 2022 and is included as an acquired location above. In fiscal year 2021, we increased our location count by 54 locations, including 17 greenfield locations, 37 business acquisition locations, and one asset purchase location, partially offset by one closed location.

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

Opening new locations is a component of our growth strategy and as we continue to execute on our growth strategy, we expect that a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy. During 2022, comparable store sales increased 5% compared to an increase of 32% in 2021.

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 1.9 million and approximately 1.7 million UWC Members as of December 31, 2022 and 2021, respectively. Our UWC program grew by approximately 0.2 million UWC Members, or approximately 13.8%, from December 31, 2021 to December 31, 2022.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represent the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our subscription offering. UWC sales were 68% and 64% of our total wash sales for the years ended December 31, 2022, and 2021, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP measure of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). Adjusted EBITDA is defined as net income (loss) before interest expense, net, income tax provision (benefit), depreciation and amortization expense, (gain) loss on sale of assets, loss on extinguishment of debt, stock-based compensation expense, acquisition expenses, management fees, non-cash rent expense, expenses associated with the completion of our initial public offering in June 2021 ("the IPO"), expenses associated with the secondary public offering, and other nonrecurring charges. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues for a given period.

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

Our Adjusted EBITDA was approximately $281.6 million and $254.3 million for the years ended December 31, 2022 and 2021, respectively. Our Adjusted EBITDA margin was 32% and 34% for the years ended December 31, 2022 and 2021, respectively. The increase experienced in the year ended December 31, 2022 compared to the prior year is primarily attributable to an increase in car wash sales due to growth in UWC Members and the year-over-year addition of 40 locations, offset by an increase in operating costs and expenses. The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$112,900	$(22,045)
Interest expense, net	41,895	39,424
Income tax provision (benefit)	32,924	(25,093)
Depreciation and amortization expense	61,580	50,559
Gain on sale of assets, net (a)	(949)	(23,188)
Loss on extinguishment of debt	—	3,204
Stock-based compensation expense (b)	22,305	216,579
Acquisition expenses (c)	3,648	4,617
Management fees (d)	—	500
Non-cash rent expense (e)	2,792	1,659
Expenses associated with initial public offering (f)	272	1,599
Expenses associated with secondary public offering (g)	—	498
Other (h)	4,279	6,035
Adjusted EBITDA	$281,646	$254,348
Net Revenues	$876,506	$758,357
Adjusted EBITDA margin	32.1%	33.5%
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
(g)
Represents nonrecurring expenses incurred by us in connection with the secondary public offering in August 2021.
(h)
Consists of other nonrecurring or discrete items as determined by management not to be reflective of our ongoing operating performance, such as costs associated with severance pay, non-deferred legal fees and other expenses related to credit agreement amendments, legal settlements and legal fees related to contract terminations, and nonrecurring strategic project costs.

Results of Operations

The results of operations data for the years ended December 31, 2022 and 2021 have been derived from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2022		2021
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$876,506	100%	$758,357	100%
Store operating costs:
Cost of labor and chemicals	268,467	31%	265,171	35%
Other store operating expenses	322,414	37%	266,069	35%
General and administrative	98,855	11%	254,815	34%
Gain on sale of assets, net	(949)	(0)%	(23,188)	(3)%
Total costs and expenses	688,787	79%	762,867	101%
Operating income (loss)	187,719	21%	(4,510)	(1)%
Other expense:
Interest expense, net	41,895	5%	39,424	5%
Loss on extinguishment of debt	—	0%	3,204	0%
Total other expense	41,895	5%	42,628	6%
Income (loss) before taxes	145,824	17%	(47,138)	(6)%
Income tax provision (benefit)	32,924	4%	(25,093)	(3)%
Net income (loss)	$112,900	13%	$(22,045)	(3)%

Net Revenues

	Year Ended December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Net revenues	$876,506	$758,357	$118,149	16%

The increase in net revenues was primarily attributable to the increase in car wash sales due to growth in UWC Members and the year-over-year addition of 40 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Year Ended December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Cost of labor and chemicals	$268,467	$265,171	$3,296	1%
Percentage of net revenues	31%	35%

The increase in the cost of labor and chemicals is primarily driven by an increase in labor and benefits of approximately $25.6 million and an increase in wash chemicals and supplies of approximately $5.8 million during the year ended December 31, 2022, both attributable to an increase in volume and the year-over-year addition of 40 locations, as well as some inflationary pressures on both our labor and chemicals. The prior year period reflected the recognition of stock-based compensation expense of $31.3 million related to our performance-based vesting stock options that vested on the consummation of our IPO in June 2021, which offset the current year increases. As a percentage of net revenues, costs of labor and chemicals for the year ended December 31, 2022 decreased by 4% due to improved labor staffing and express volume mix as compared to the prior year period, as well as the prior year period recognition of stock-based compensation expense as noted above.

Other Store Operating Expenses

	Year Ended December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Other store operating expenses	$322,414	$266,069	$56,345	21%
Percentage of net revenues	37%	35%

The increase in other store operating expenses was attributable to the year-over-year addition of 40 locations and some inflationary pressures on our utilities and maintenance expenses. Rent expense increased approximately $10.6 million with the addition of 44 new land and building leases.

General and Administrative

	Year Ended December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
General and administrative	$98,855	$254,815	$(155,960)	(61)%
Percentage of net revenues	11%	34%

The decrease in general and administrative expenses was primarily driven by a decrease of approximately $170.7 million in stock-based compensation costs driven by the prior year recognition of stock-based compensation expense related to the performance-based vesting stock options that vested on the consummation of our IPO in June 2021. This decrease was partially offset by an increase of approximately $7.9 million in salaries and benefits, an increase of approximately $4.6 million in stock-based compensation expense not related to the performance-based vesting stock options noted above and an increase of approximately $2.1 million in other costs, which were primarily attributable to the increased costs of being a public company and the amortization of intangible assets.

Gain on Sale of Assets, net

	Year Ended December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Gain on sale of assets, net	$(949)	$(23,188)	$22,239	(96)%
Percentage of net revenues	(0)%	(3)%

The gain on sale of assets, net in 2022 was primarily driven by $8.4 million of gains associated with our sale-leaseback transactions, offset by a $6.3 million impairment loss associated with two properties that were impaired during the fourth quarter. The gain on sale of assets, net in 2021 was primarily attributable to gains associated with our sale-leaseback transactions.

Other (Expense)

	Year Ended December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Other expense	$41,895	$42,628	$(733)	(2)%
Percentage of net revenues	5%	6%

The decrease in other expense was primarily driven by the result of no loss on extinguishment of debt in the current year, which was offset by an increase in interest expense due to higher average interest rates, an increase in borrowing levels and the expiration of our interest rate swap in October 2022, as compared to the prior year period.

Income Tax Provision (Benefit)

	Year Ended December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Income tax provision (benefit)	$32,924	$(25,093)	$58,017	(231)%
Percentage of net revenues	4%	(3)%

The increase in income tax provision in 2022 was primarily due to the Company’s income before taxes generated during the current year, as compared to loss before taxes generated in 2021. Additional income tax benefits were also recorded in 2021 related to income tax deductions related to stock option exercises, net of income tax expense related to non-deductible executive compensation.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, which includes lease payments, pursue greenfield expansion, acquisitions of new locations and to service our indebtedness. Historically, these cash requirements have been met through funds raised by the sale of common equity, utilization of our Revolving Commitment, First Lien Term Loan, sale-leaseback transactions and cash provided by operations. As of December 31, 2022 and December 31, 2021, we had cash and cash equivalents of $65.2 million and $19.7 million, respectively, and $148.6 million and $149.5 million, respectively, of available borrowing capacity under our Revolving Commitment. On June 4, 2021, we entered into an amendment to our amended and restated First Lien Credit Agreement to, among other things, increase the commitments under the Revolving Commitment from $75.0 million to $150.0 million. In December 2021, in connection with the Clean Streak Ventures acquisition, we entered into Amendment No. 3 to Amended and Restated First Lien Credit Agreement (“Amended First Lien Credit Agreement”) increasing the principal term loan borrowings by $290 million to $903 million. For a description of our Credit Facilities, please see Note 9 Debt in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2022, we were in compliance with the covenants under our Credit Facilities and we expect to comply with our covenants in the next 12 months from the issuance date of the financial statements included in this Annual Report on Form 10-K.

We believe that our sources of liquidity and capital will be sufficient to finance our growth strategy and resulting operations, as well as planned capital expenditures, for the next 12 months. However, we cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

Cash Flows for the Years Ended December 31, 2022 and 2021

The following table shows summary cash flow information for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities	$229,201	$173,354
Net cash used in investing activities	(190,131)	(543,832)
Net cash provided by financing activities	6,294	272,462
Net change in cash and cash equivalents, and restricted cash during period	$45,364	$(98,016)

Operating Activities. Net cash used in operating activities consists of net income (loss) adjusted for certain non-cash items, including stock-based compensation expense, depreciation of property and equipment, gains on disposal of property and equipment, amortization of leased assets and deferred income taxes, as well as the effect of changes in other working capital amounts.

For the year ended December 31, 2022, net cash provided by operating activities was $229.2 million and was comprised of net income of $112.9 million, increased by $154.8 million related to non-cash adjustments, which includes $22.3 million for stock-based compensation expense. Other non-cash adjustments included depreciation and amortization, loss on extinguishment of debt and deferred income tax. Changes in working capital decreased cash provided by operating activities by $38.5 million, primarily due to $42.7 million of payments towards operating lease liabilities and a decrease in prepaid expenses and other current assets of $4.3 million. The change in other receivables was primarily driven by the collection of payroll tax withholding and exercise proceeds receivables outstanding in the prior year, partially offset by increases in construction receivables associated with an increased number of build-to-suit arrangements and insurance receivables.

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

For the year ended December 31, 2022, net cash used in investing activities was $190.1 million and was primarily comprised of purchases in property and equipment to support our greenfield and other initiatives, and the acquisition of car washes, partially offset by sale-leaseback transactions and the sale of property and equipment.

For the year ended December 31, 2021, net cash used in investing activities was $543.8 million and was primarily comprised of purchases in property and equipment to support our greenfield and other initiatives, and the acquisition of car washes, partially offset by sale-leaseback transactions and the sale of property and equipment.

Financing Activities. Our net cash provided by financing activities primarily consists of proceeds from our initial public offering along with proceeds and payments on our long-term debt and Revolving Commitment.

For the year ended December 31, 2022, net cash provided by financing activities was $6.3 million and was primarily comprised of proceeds from issuance of common stock under employee plans, partially offset by payments of long-term debt and finance lease obligations.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration we expect to receive for those services or goods. We have two primary sources of revenue. First, we offer the UWC program to our customers. UWC entitles a UWC Member to unlimited washes for a monthly fee, cancelable at any time. UWC Members are automatically charged on a credit or debit card on the same day of the month that they originally signed up. The UWC revenue is recognized ratably over the month in which it is earned and amounts unearned are recorded as deferred revenue on the consolidated balance sheets based on the date of the re-charge. Second, the revenue from car wash and, prior to 2021, quick lube services is recognized at the point in time services are rendered and the customer pays. Discounts are applied as a reduction of revenue at the time of payment.

The timing of recognition does not require significant judgment as it is based on the UWC monthly charge and deferral or the date of car wash sale, none of which require a significant amount of estimation. However, in determining the amount and timing of revenue from contracts with customers, we make judgments as to whether uncertainty as to collectability of the consideration that we are owed precludes recognition of the revenue on an accrual basis. These judgments are based on the facts specific to each circumstance. Primary factors considered include past payment history and our subjective assessment of the likelihood of receiving payment in the future.

Long-lived assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Approximately $6.3 million of impairment losses associated with our long-lived assets were recognized during the year ended December 31, 2022. No impairments were recorded for the year ended December 31, 2021. See Note 4 for additional information.

Goodwill

Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level annually on October 31 or more frequently if events or changes in circumstances indicate that the asset may be impaired. We first assess qualitative factors to determine whether events or circumstances existed that would lead us to conclude it is more likely than not that the fair value of the reporting unit is below its carrying amount. If we determine that it is more likely than not that the fair value of the reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported as impairment of goodwill in our consolidated statements of operations and comprehensive income (loss). No impairment losses associated with our goodwill were recognized during the years ended December 31, 2022, and December 31, 2021.

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

We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax planning strategies and projected future taxable income. We believe it is more likely than not that our federal deferred tax assets will be realized in the future based primarily on the timing and reversal of existing taxable temporary differences in that jurisdiction. However, we determined that an amount of our state deferred tax assets is not more likely than not to be realized in the future based primarily on prior years’ cumulative financial results in one state jurisdiction and such state's currently enacted legislation. Refer to Note 8 Income Taxes in our consolidated financial statements and for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation.

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

We recognize interest and penalties related to uncertain tax positions within income tax provision (benefit) on our consolidated statement of operations and comprehensive income (loss).

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

Interest Rate Risk

Our First Lien Term Loan bears interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2022, we had $901.2 million of variable-rate debt outstanding under our First Lien Term Loan. As of December 31, 2021, we had $903.3 million of variable-rate debt outstanding under our First Lien Term Loan. Based on the balance outstanding under our First Lien Term Loan as of December 31, 2022, an increase or decrease of 100 basis points in the effective interest rate on the First Lien Term Loan would cause an increase or decrease in interest expense of approximately $9 million over the next 12 months.

In May 2020, we entered into an interest rate swap to mitigate variability in forecasted interest payments on an amortizing notional of $550.0 million of our variable-rate First Lien Term Loan. We designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and are accounting for this derivative as a cash flow hedge. This interest rate swap matured on October 20, 2022 and no new swap was entered into. See Note 11 for additional information.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Mister Car Wash, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mister Car Wash, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenues — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenues in two streams: (1) revenues recognized over time with their subscription membership Unlimited Wash Club (“UWC”) program which entitles the customer to unlimited washes for a monthly fee, cancellable at any time, and (2) revenues recognized at a point in time from car washes. The Company’s revenue recognition process utilizes point-of-sale systems for the initiating, processing, and recording of transactions. Given the Company’s high volume of individually low monetary value transactions, performing audit procedures to test revenues required significant audit effort, including the involvement of data analytics specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenues included the following, among others:

•
We tested the operating effectiveness of internal controls over the Company’s accounting for revenues.
•
With the assistance of our data analytics specialists, we extracted journal entries to analyze the Company’s revenue transactions.
•
We reconciled recorded revenues and credit card receivables to cash receipts per the bank.
•
We selected a sample of revenue transactions and agreed the amounts recognized to source documents, then tested the mathematical accuracy and the timing of the recorded revenues.
•
We developed an independent expectation of deferred revenue and compared it to the recorded balance.

/s/ Deloitte & Touche LLP

Tempe, Arizona
February 24, 2023

We have served as the Company's auditor since 2018.

Mister Car Wash, Inc.

Consolidated Balance Sheets

	As of
(Amounts in thousands, except share and per share data)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$65,152	$19,738
Restricted cash	70	120
Accounts receivable, net	3,941	1,090
Other receivables	15,182	22,796
Inventory, net	9,174	6,334
Prepaid expenses and other current assets	12,618	8,766
Total current assets	106,137	58,844

Property and equipment, net	560,874	472,448
Operating lease right of use assets, net	776,689	718,533
Other intangible assets, net	123,615	129,820
Goodwill	1,109,815	1,060,221
Other assets	9,102	8,236
Total assets	$2,686,232	$2,448,102

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,649	$27,346
Accrued payroll and related expenses	17,218	16,963
Other accrued expenses	41,196	20,201
Current maturities of operating lease liability	40,367	37,345
Current maturities of finance lease liability	668	559
Deferred revenue	29,395	27,815
Total current liabilities	154,493	130,229

Long-term portion of debt, net	895,830	896,336
Operating lease liability	759,775	717,552
Financing lease liability	14,779	15,359
Long-term deferred tax liability	53,395	22,603
Other long-term liabilities	6,832	8,871
Total liabilities	1,885,104	1,790,950

Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 306,626,530 and 300,120,451 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	3,072	3,007
Additional paid-in capital	783,579	752,343
Accumulated other comprehensive income	—	225
Retained earnings (accumulated deficit)	14,477	(98,423)
Total stockholders’ equity	801,128	657,152
Total liabilities and stockholders’ equity	$2,686,232	$2,448,102

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2022	2021	2020
Net revenues	$876,506	$758,357	$574,941
Cost of labor and chemicals	268,467	265,171	193,971
Other store operating expenses	322,414	266,069	224,419
General and administrative	98,855	254,815	51,341
Gain on sale of assets, net	(949)	(23,188)	(37,888)
Total costs and expenses	688,787	762,867	431,843
Operating income (loss)	187,719	(4,510)	143,098

Other expense:
Interest expense, net	41,895	39,424	64,009
Loss on extinguishment of debt	—	3,204	1,918
Total other expense	41,895	42,628	65,927
Income (loss) before taxes	145,824	(47,138)	77,171
Income tax provision (benefit)	32,924	(25,093)	16,768
Net income (loss)	$112,900	$(22,045)	$60,403

Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate swap	—	1,342	(1,117)
Total comprehensive income (loss)	$112,900	$(20,703)	$59,286

Net income (loss) per share:
Basic	$0.37	$(0.08)	$0.23
Diluted	$0.34	$(0.08)	$0.22
Weighted-average common shares outstanding:
Basic	303,372,095	280,215,579	261,773,267
Diluted	327,560,407	280,215,579	275,920,367

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$112,900	$(22,045)	$60,403
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	61,580	50,559	45,289
Stock-based compensation expense	22,305	216,579	1,493
Gain on sale of assets, net	(949)	(23,188)	(37,888)
Loss on extinguishment of debt	—	3,204	1,918
Amortization of deferred debt issuance costs	1,698	1,155	1,139
Non-cash lease expense	41,099	36,005	34,280
Non-cash interest income	(302)	—	—
Deferred income tax	29,382	(27,330)	21,640
Changes in assets and liabilities:
Accounts receivable, net	(2,668)	540	1,031
Other receivables	7,640	(17,956)	(742)
Inventory, net	(2,661)	540	935
Prepaid expenses and other current assets	(4,324)	(3,531)	(58)
Accounts payable	5,633	1,827	(2,813)
Accrued expenses	2,387	(6,336)	4,844
Deferred revenue	1,129	1,697	(4,297)
Operating lease liability	(42,637)	(34,266)	(30,784)
Other noncurrent assets and liabilities	(3,011)	(4,100)	5,456
Net cash provided by operating activities	$229,201	$173,354	$101,846

Cash flows from investing activities:
Purchases of property and equipment	(191,615)	(125,764)	(58,744)
Acquisition of car wash operations, net of cash	(86,703)	(514,003)	(33,584)
Proceeds from sale of property and equipment	88,187	95,935	23,589
Proceeds from sale of Oil Change Express	—	—	55,386
Net cash used in investing activities	$(190,131)	$(543,832)	$(13,353)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to initial public offering	—	468,750	—
Proceeds from issuance of common stock under employee plans	8,971	4,972	46
Payments for repurchases of common stock	—	(308)	(372)
Proceeds from secondary public offering for employee tax withholdings	—	20,859	—
Tax withholdings paid on behalf of employees for secondary public offering	—	(20,859)	—
Proceeds from debt borrowings	—	290,000	45,625
Proceeds from revolving line of credit	—	—	111,681
Payments on debt borrowings	(2,100)	(456,972)	(8,400)
Payments on revolving line of credit	—	—	(125,681)
Payments of debt extinguishment costs	—	(28)	—
Payments of deferred debt issuance costs	—	(4,263)	—
Principal payments on finance lease obligations	(577)	(495)	(223)
Payments of issuance costs pursuant to initial public offering	—	(29,194)	—
Net cash provided by financing activities	$6,294	$272,462	$22,676

Net change in cash and cash equivalents, and restricted cash during period	45,364	(98,016)	111,169
Cash and cash equivalents, and restricted cash at beginning of period	19,858	117,874	6,705
Cash and cash equivalents, and restricted cash at end of period	$65,222	$19,858	$117,874

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,605	$39,126	$56,669
Cash paid for income taxes	$2,221	$8,889	$(7,437)
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$9,816	$17,280	$16,625
Property and equipment accrued in other accrued expenses	$18,772	$-	$-
Stock option exercise proceeds in other receivables	$25	$582	$-
Non-cash property and equipment additions from financing obligations	$-	$-	$15,597

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity (Deficit)
(Amounts in thousands, except share and per share data)	Shares	Amount
Balance as of December 31, 2019	261,749,196	$2,620	$90,358	$—	$(156,580)	$(63,602)
Adoption of new accounting standards, net of tax	—	—	—	—	19,798	19,798
Stock-based compensation expense	—	—	1,493	—	—	1,493
Issuance of common stock under employee plans	184,650	2	44	—	—	46
Shares repurchased	(26,224)	—	(372)	—	—	(372)
Loss on interest rate swap	—	—	—	(1,117)	—	(1,117)
Net income	—	—	—	—	60,403	60,403
Balance as of December 31, 2020	261,907,622	$2,622	$91,523	$(1,117)	$(76,378)	$16,650
Issuance of common stock pursuant to initial public offering, net of issuance costs of $29,194	31,250,000	313	439,243	—	—	439,556
Stock-based compensation expense	—	—	216,579	—	—	216,579
Vesting of restricted stock units	7,680	—	—	—	—	—
Issuance of common stock under employee plans	7,289,354	72	7,758	—	—	7,830
Shares repurchased	(334,205)	—	(2,760)	—	—	(2,760)
Gain on interest rate swap	—	—	—	1,342	—	1,342
Net loss	—	—	—	—	(22,045)	(22,045)
Balance as of December 31, 2021	300,120,451	$3,007	$752,343	$225	$(98,423)	$657,152
Stock-based compensation expense	—	—	22,305	—	—	22,305
Issuance of common stock under employee plans	463,038	4	4,219	—	—	4,223
Vesting of restricted stock units	517,422	6	(6)	—	—	—
Exercise of stock options	5,525,619	55	4,718	—	—	4,773
Change in interest rate swap	—	—	—	(225)	—	(225)
Net income	—	—	—	—	112,900	112,900
Balance as of December 31, 2022	306,626,530	$3,072	$783,579	$—	$14,477	$801,128

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

1. Nature of Business

Mister Car Wash, Inc., together with its subsidiaries (collectively, the "Company"), is a Delaware corporation based in Tucson, Arizona and provider of conveyorized car wash services. The Company operates two location formats: Express Exterior Locations, which offer express exterior cleaning services, and Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services. As of December 31, 2022, the Company operated 436 car washes in 21 states. As of December 31, 2021, the Company operated 396 car washes in 21 states.

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

As a result of the temporary suspension of operations, the Company furloughed approximately 5,500 team members, reduced the pay for the remaining team members and amended nearly all leases to allow for up to three months of rent deferrals. None of the amendments resulted in remeasurements. As of December 31, 2022 and 2021, respectively, all back pay for reduced salaries and deferred lease payments had been repaid.

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

Initial Public Offering

In June 2021, the Company completed its initial public offering (“IPO”) of 43,125,000 shares of common stock at a public offering price of $15.00 per share. The Company sold 31,250,000 shares of common stock and the selling stockholders identified in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-256697), filed with the SEC pursuant to Rule 424(b)(4) on June 28, 2021 (the “Prospectus”), sold an aggregate amount of 11,875,000 shares of common stock, which selling stockholder amount included the underwriters' option to purchase up to an additional 5,625,000 shares of common stock. The Company received gross proceeds of approximately $468,750 before deducting underwriting discounts, commissions and offering related issuance costs; the Company did not receive any proceeds from the sale of shares by the selling stockholders. The consolidated financial statements as of December 31, 2022, including share and per share amounts, include the effects of the IPO.

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

At December 31, 2022 and 2021, the Company had $70 and $120, respectively, in restricted cash set aside for the funding of various maintenance expenses.

Accounts Receivable, Net

Accounts receivable include amounts due for consumer credit card sales and other trade accounts receivable. Management determines the allowance for doubtful accounts and writes off trade receivables when deemed uncollectible on a specific customer identification basis. Recoveries of trade receivables previously written off are recorded when received. Accounts receivable are presented net of an allowance for doubtful accounts of $76 and $70 at December 31, 2022 and 2021, respectively. The activity in the allowance for doubtful accounts was immaterial for the years ended December 31, 2022, 2021 and 2020.

Other Receivables

Other receivables consist primarily of payroll tax withholding and exercise proceeds receivables, construction receivables and insurance receivable from non-healthcare related insurance claims.

The Company records payroll tax withholding and exercise proceeds receivable for amounts due to the Company from a third-party broker for amounts used to cover tax liability and exercise proceeds resulting from employee exercises of share-based payment awards.

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

	As of
	December 31, 2022	December 31, 2021
Payroll tax withholding and exercise proceeds receivable	$273	$8,477
Construction receivable	6,199	5,574
Income tax receivable	4,387	4,935
Insurance receivable	2,627	2,594
Other	1,696	1,216
Total other receivables	$15,182	$22,796

Inventory, Net

Inventory, net consists primarily of chemical washing solutions and is stated at the lower of cost or net realizable value using the average cost method. The activity in the reserve for obsolescence accounts was immaterial for the years ended December 31, 2022, 2021 and 2020.

Inventory for the periods presented is as follows:

	As of
	December 31, 2022	December 31, 2021
Chemical washing solutions	$9,357	$6,406
Other	—	52
Total inventory, gross	9,357	6,458
Reserve for obsolescence	(183)	(124)
Total inventory, net	$9,174	$6,334

Property and Equipment, Net

Property and equipment purchased are stated at cost less accumulated depreciation. Assets acquired in business combinations are recorded at fair value. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the property or related lease term. Amortization of assets under finance leases is included in depreciation expense. Estimated useful lives range from 10 to 40 years for buildings and leasehold improvements, and from 3 to 7 years for machinery and equipment.

Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized.

For items that are disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as (gain) loss on sale of assets, net in the accompanying consolidated statements of operations and comprehensive income (loss).

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

The Company tests intangible assets determined to have indefinite useful lives, including trade names and trademarks, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. The Company uses a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions the Company believes hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment. The Company completed its indefinite-life intangible asset impairment analysis as of October 31, 2022 and 2021 and concluded that it was not more likely than not that the carrying value of the asset may not be recoverable.

The Company evaluates its goodwill for impairment at the reporting unit-level on an annual basis (or more frequently if events or circumstances indicate that the related carrying amount may be impaired). The Company evaluates qualitative factors to determine if performing the quantitative impairment test is required. If it is determined that it is more likely than not, as defined in the guidance, that the carrying value is less than the fair value, the potential for goodwill impairment is evaluated and the amount of impairment loss, if any, is measured and recognized. If the Company determines that it is not more likely than not that the carrying value is less than the fair value, no further evaluation is performed. The Company completed its goodwill impairment test as of October 31, 2022 and 2021 and concluded that it is not more likely than not that the carrying value is less than the fair value, and therefore, no further evaluation was performed.

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

Derivative Financial Instruments

The Company has a pay fixed, receive variable interest rate swap contract (“Swap”) to manage its exposure to changes in interest rates. The Swap is recognized in the consolidated balance sheets at fair value. The Swap is a cash flow hedge and is recorded using hedge accounting, as such, changes in the fair value of the Swap are recorded in Other comprehensive income (loss), net of tax until the hedged item is recognized in earnings. Amounts reported in Other comprehensive income (loss), net of tax related to the Swap are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Swap matured on October 20, 2022.

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

Leases

The Company determines if a contract contains a lease at inception. The Company’s material operating leases consist of car wash locations, warehouses and office space. U.S. GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date, and the lease term used in the evaluation includes the non-cancelable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. Nearly all of the Company’s car wash and office space leases are classified as operating leases.

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

The Company recognizes revenue in two main streams. First, the Company offers an Unlimited Wash Club ("UWC") program to its customers. The UWC program entitles the customer to unlimited washes for a monthly fee, cancelable at any time. The customer and the Company enter into a contract that falls under the definition of a customer contract under ASC 606. Customers are automatically charged on a credit or debit card on the same day of the month that they originally signed up. The Company’s performance obligations is to provide unlimited car wash services for a monthly fee. The UWC revenue is recognized ratably daily over the month in which it is earned and amounts unearned are recorded as deferred revenue on the consolidated balance sheets. Accounts receivable, net and deferred revenue as of January 1, 2020 were $5,125 and $21,258, respectively. All amounts recorded as deferred revenue at year end are recognized as revenue in the following year. Second, revenue from car wash and, prior to 2021, quick lube services are recognized at the point in time services are rendered and the customer pays with cash or credit. Revenues are net of sales tax, refunds and discounts applied as a reduction of revenue at the time of payment.

The following table summarizes the composition of the Company's net revenues for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Recognized over time	$593,067	$486,580	$339,836
Recognized at a point in time	282,424	268,981	232,210
Other revenue	1,015	2,796	2,895
Net revenues	$876,506	$758,357	$574,941

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

Sales and Marketing

Sales and marketing expenses are expensed as incurred and include costs for advertising, onsite collateral, promotional events and sponsorships, and customer retention. Advertising costs totaled approximately $4,634, $4,868 and $3,222 for the years ended December 31, 2022, 2021, and 2020, respectively, and are recorded in other store operating expenses in the consolidated statements of operations and comprehensive income (loss).

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

Stock-Based Compensation Plans

Stock-based compensation represents the cost related to stock-based awards granted to employees. The Company measures stock-based compensation cost at grant date, based upon the estimated fair value of the award, and recognizes cost as expense using the tranche over the employee requisite service period. The Company estimates the fair value of stock options and stock purchase rights using a Black-Scholes option-pricing model. Restricted stock units are classified as equity and measured at the fair market value of the underlying stock at the grant date. Upon termination unvested time and performance-based options, stock-purchase rights, and restricted stock units are forfeited. The Company has made a policy election to estimate the number of stock-based compensation awards that are expected to vest to determine the amount of compensation expense recognized in earnings. Forfeiture estimates are revised if subsequent information indicates that the actual number of forfeitures is likely to differ from previous estimates.

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

The Company uses observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. A contingent consideration liability related to one of the Company's 2021 acquisitions was measured at fair value (Level 3) on a recurring basis as of December 31, 2022 and 2021. See Note 10 Fair Value Measurements for additional information regarding the contingent consideration liability.

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

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$112,900	$(22,045)	$60,403

Denominator:
Weighted-average common shares outstanding - basic	303,372,095	280,215,579	261,773,267
Effect of potentially dilutive securities:
Stock options	23,617,488	—	14,147,100
Restricted stock units	555,495	—	—
Employee stock purchase plan	15,329	—	—
Weighted-average common shares outstanding - diluted	327,560,407	280,215,579	275,920,367

Net income (loss) per share - basic	$0.37	$(0.08)	$0.23
Net income (loss) per share - diluted	$0.34	$(0.08)	$0.22

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Stock options	2,204,216	30,752,951	22,693
Restricted stock units	62,140	1,683,077	—
Employee stock purchase plan	49,645	194,263	—

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity financings, including the IPO, until such financings are consummated. After consummation of an equity financing, these costs are then recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs would be immediately written off to operating expenses. Upon the closing of the IPO in June 2021, all deferred offering costs in the accompanying consolidated balance sheets were reclassified from prepaid expenses and other current assets and recorded against the IPO proceeds as a reduction to additional paid-in capital. There were no deferred offering costs capitalized as of December 31, 2022 and December 31, 2021.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. Early adoption is permitted. The Company will adopt this new standard in the first quarter of 2023 and does not believe it will have a material effect on its consolidated financial statements and related disclosures.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following for the periods presented:

	As of
	December 31, 2022	December 31, 2021
Spare parts	$5,397	$2,318
Prepaid insurance	3,828	3,267
Other	3,393	3,181
Total prepaid expenses and other current assets	$12,618	$8,766

4. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	December 31, 2022	December 31, 2021
Land	$94,594	$81,911
Buildings and improvements	189,998	171,540
Finance leases	16,604	16,497
Leasehold improvements	115,811	92,821
Vehicles and equipment	229,453	188,053
Furniture, fixtures and equipment	86,613	73,213
Construction in progress	53,373	24,724
Property and equipment, gross	786,446	648,759
Less: accumulated depreciation	(223,288)	(175,017)
Less: accumulated amortization - finance leases	(2,284)	(1,294)
Property and equipment, net	$560,874	$472,448

Depreciation expense was $52,715, $43,970 and $38,010 for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense on finance leases was $991, $970 and $336 for the years ended December 31, 2022, 2021 and 2020, respectively. In December 2022, the Company recorded $6,252 of impairment losses primarily related to the land and building of two locations, using independent third-party appraisals to determine the change in market values. These losses are recorded in gain on sale of assets, net on the consolidated statements of operations and comprehensive income (loss).

5. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and Trademarks	$107,200	$200	$107,200	$—
CPC Unity System	42,900	35,750	42,900	31,591
Customer relationships	11,800	8,240	11,800	7,584
Covenants not to compete	12,590	6,685	11,075	3,980
Other intangible assets, net	$174,490	$50,875	$172,975	$43,155

The weighted average amortization period for CPC Unity System, Customer relationships, and Covenants not to compete are 10.0 years, 7.0 years and 6.3 years, respectively.

Amortization expense for finite-lived intangible assets was $7,874, $5,619 and $6,943 for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, estimated future amortization expense was as follows:

Fiscal Year Ending:
2023	$6,548
2024	4,927
2025	1,699
2026	1,457
2027	613
Thereafter	1,371
Total estimated future amortization expense	$16,615

6. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	December 31, 2022	December 31, 2021
Balance at beginning of period	$1,060,221	$737,415
Current period acquisitions	57,856	323,477
Other provisional adjustments	(8,262)	(671)
Balance at end of period	$1,109,815	$1,060,221

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

7. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	December 31, 2022	December 31, 2021
Utilities	$5,439	$4,274
Accrued other tax expense	8,863	8,088
Insurance expense	3,275	3,200
Greenfield development accruals	18,772	—
Other	4,847	4,639
Total other accrued expenses	$41,196	$20,201

Greenfield development accruals represent property and equipment costs, primarily related to land and buildings and improvements not yet invoiced as of December 31, 2022.

8. Income Taxes

The provision for income taxes consisted of the following for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Current provision (benefit):
Federal	$389	$—	$(9,748)
State	3,152	2,237	4,876
Total current provision (benefit)	3,541	2,237	(4,872)
Deferred provision (benefit):
Federal	25,646	(22,781)	20,774
State	3,737	(4,549)	866
Total deferred provision (benefit)	29,383	(27,330)	21,640
Total provision (benefit)	$32,924	$(25,093)	$16,768

A reconciliation of the statutory income tax rate provision (benefit) to the Company’s provision (benefit) consisted of the following for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Income tax provision (benefit) at the statutory rate	$30,623	$(9,899)	$16,206
Increase (decrease) resulting from:
Federal credits	(532)	(606)	(400)
State income taxes, net of federal benefit	5,795	(2,903)	4,813
Other nondeductible expenses	665	714	184
Valuation allowance adjustment	444	122	(95)
Stock based compensation	(4,571)	(12,494)	(33)
Change in tax law (CARES Act)	—	—	(3,906)
Other, net	500	(27)	(1)
Income tax provision (benefit)	$32,924	$(25,093)	$16,768

	As of
	December 31, 2022	December 31, 2021
Deferred tax assets:
Lease liability	$200,061	$189,231
Stock based compensation	39,924	47,626
Accrued compensation costs	1,470	1,556
Deferred revenue	1,680	1,955
Net operating loss (NOL) carryforwards	23,225	27,971
Interest expense carryforwards	6,541	498
Federal credit carryforward	3,274	3,578
Other	3,284	1,354
Gross deferred tax assets	279,459	273,769
Less valuation allowance	(566)	(122)
Net deferred tax assets	278,893	273,647

Deferred tax liabilities:
Right of use asset	(193,967)	(180,018)
Goodwill and other intangible assets	(55,476)	(46,254)
Property and equipment	(81,876)	(68,539)
Other	(969)	(1,439)
Gross deferred tax liabilities	(332,288)	(296,250)
Total deferred tax liabilities, net	$(53,395)	$(22,603)

The Company had federal and state net operating loss ("NOL") carryforwards available of $104,097 and $31,808 at December 31, 2022, respectively. The federal NOL carryforwards can be carried forward indefinitely while $31,008 of the state NOL carryforwards have indefinite lives and the remaining amounts will expire between 2030 and 2042. The Company had federal interest expense carryforwards of $26,335 at December 31, 2022, which can be carried forward indefinitely. The Company also had state interest expense carryforwards in seven states where the amounts vary by jurisdiction, which also have indefinite lives. The Company had federal general business credits of $3,274 at December 31, 2022, which can be carried forward for 20 years and if unused, will expire between 2037 and 2042.

As noted above, the Company had deferred tax assets related to both federal and state NOL and interest expense carryforwards. When determining the need for a valuation allowance, the Company considers all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax planning strategies and projected future taxable income. The Company adjusts the valuation allowance in the period management determines it is more likely than not that the Company will not realize some or all of the deferred tax assets.

For financial reporting purposes, the Company established valuation allowances of $566 and $122 at December 31, 2022 and 2021, respectively, to offset deferred tax assets. The current and prior year valuation allowance relates to state interest expense carryovers and state net operating losses, respectively.

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

The income tax benefit recorded in 2022 is different from the expected statutory federal and state tax benefit primarily due to a $4,571 income tax benefit related to equity award exercises and/or vesting in 2022, which is net of the impact of the internal revenue code rules and regulations related to the deductibility of executive compensation by publicly held companies.

The Company files income tax returns in the U.S. federal and various state tax jurisdictions and is subject to varying statutes of limitation in each jurisdiction. As of December 31, 2022, the Company is not under audit for federal or state income tax purposes. In general, the Company’s federal tax return may be subject to examination for the 2019 through 2021 tax years, while for state purposes, the 2018 through 2021 years are generally open to examination, with some states having either a three- or four-year statute of limitations. The Company’s usage of NOL carryovers also permits taxing authorities to adjust aspects of tax returns that may be outside of these statutes of limitation.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax (benefit) provision. The Company neither accrued for nor recognized any interest or penalties in income tax expense as of December 31, 2022 or 2021. The Company has not accrued for any uncertain tax positions as of December 31, 2022 or 2021 and believes that it is unlikely that there will be a significant increase or decrease of any unrecognized tax benefits within the next twelve months.
9. Debt

The Company’s long-term debt consisted of the following as of the periods presented:

	As of
	December 31, 2022	December 31, 2021
Credit agreement
First lien term loan	$901,201	$903,301
Less: unamortized discount and debt issuance costs	(5,371)	(6,965)
Less: current maturities of debt	—	—
First lien term loan, net	895,830	896,336
Credit agreement, net	$895,830	$896,336

Total long-term portion of debt, net	$895,830	$896,336

As of December 31, 2022, annual maturities of debt were as follows:

Fiscal Year Ending:
2023	$—
2024	—
2025	—
2026	901,201
2027	—
Thereafter	—
Total maturities of debt	$901,201

As of December 31, 2022 and 2021, unamortized debt issuance costs was $5,729 and $6,965, respectively, and accumulated amortization of debt issuance costs was $4,446 and $2,482, respectively.

For the years ended December 31, 2022, 2021 and 2020, the amortization of debt issuance costs in interest expense, net in the consolidated statements of operations and comprehensive income (loss) was approximately $1,698, $1,155 and $1,139, respectively.

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

In December 2022, the Company entered into Amendment No. 4 to its Amended and Restated First Lien Credit Agreement with the lenders party thereto, and Jeffries Finance LLC, as administrative agent, to transition from LIBOR to Eurocurrency rate SOFR spread, whereas all revolver borrowings and term loan borrowings under the existing credit agreement will be SOFR based. All other terms governing this term loan facility remained substantially the same.

As of December 31, 2022 and 2021, the amount outstanding under the First Lien Term Loan was $901,201 and $903,301 respectively. As of December 31, 2022 and 2021, the interest rate on the First Lien Term Loan was 7.42% and 3.10%, respectively.

The Amended First Lien Credit Agreement requires the Company to maintain compliance with a First Lien Net Leverage Ratio. As of December 31, 2022, the Company was in compliance with the First Lien Net Leverage Ratio financial covenant of the Amended First Lien Credit Agreement.

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

As of December 31, 2022 and 2021, there were no amounts outstanding under the Revolving Commitment.

The maximum available borrowing capacity under the Revolving Commitment is reduced by outstanding letters of credit under the Revolving Commitment. As of December 31, 2022 and 2021, the available borrowing capacity under the Revolving Commitment was $148,581 and $149,503, respectively.

In addition, an unused commitment fee based on the Company’s First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of December 31, 2022 and 2021, the unused commitment fee was 0.25%.

Standby Letters of Credit

As of December 31, 2022, the Company has a letter of credit sublimit of $10,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $150,000 subsequent to the First Lien Credit Agreement. Any letter of credit issued under the Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2 to Amended and Restated First Lien Credit Agreement. Letters of credit under the Revolving Commitment reduce the maximum available borrowing capacity under the Revolving Commitment. As of December 31, 2022 and 2021, the amounts associated with outstanding letters of credit were $1,419 and $497, respectively, and unused letters of credit under the Revolving Commitment were $8,581 and $9,503, respectively.

10. Fair Value Measurements

The following table presents assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2022:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$5,250	$—	$—	$5,250

The following table presents financial liabilities which are measured at fair value on a recurring basis as of December 31, 2021:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$268	$—	$268	$—
Liabilities:
Contingent consideration	$5,750	$—	$—	$5,750

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

As of December 31, 2022 and 2021, the fair value of the Company’s First Lien Term Loan approximated its carrying value due to the debt's variable interest rate terms.

As of December 31, 2022, the Company also recognized assets in cash investments of $5,032, of which $4,992 are held in commercial paper and categorized as Level 2 assets and $40 held in money market funds, which are categorized as Level 1 assets. These investments have maturities of less than 90 days and are recorded within Cash and cash equivalents on the consolidated balance sheet. As of December 31, 2021, the Company did not record any cash investments.

As of December 31, 2022

and 2021, the Company recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition. The Company measured its contingent consideration liability arising from its 2021 acquisition using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and the Company's most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when the Company obtains the certificate of occupancy for the car wash and opens to the public in 2023 and an annual payment based on certain financial metrics of the business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. The Company determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at December 31, 2022.

During the years ended December 31, 2022 and 2021, there were no transfers between fair value measurement levels.

11. Interest Rate Swap

In May 2020, the Company entered into a pay-fixed, receive-floating interest rate swap (the “Swap”) to mitigate variability in forecasted interest payments on an amortizing notional of $550,000 of the Company’s variable-rate First Lien Term Loan. The Company designated the Swap as a cash flow hedge. In October 2022, this interest rate swap expired and the Company did not enter into a new one.

As of December 31, 2021, the fair value of the Swap was reported as a debit balance of $268 and was included in prepaid and other current assets in the accompanying consolidated balance sheets.

For the years ended December 31, 2022 and 2021, amounts reported in other comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss) are net of tax of $0 and $449, respectively.

12. Leases

The Company’s incremental borrowing rate for a lease is the rate of interest it expects to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. To determine the incremental borrowing rates used to discount the lease payments, the Company estimated its synthetic credit rating and utilized market data for similarly situated companies.

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	December 31, 2022	December 31, 2021
Assets
Operating	Operating right of use assets, net	$776,689	$718,533
Finance	Property and equipment, net	14,320	15,204
Total lease assets		$791,009	$733,737

Liabilities
Current
Operating	Current maturities of operating lease liability	$40,367	$37,345
Finance	Current maturities of finance lease liability	668	559
Long-term
Operating	Operating lease liability	759,775	717,552
Finance	Financing lease liability	14,779	15,359
Total lease liabilities		$815,589	$770,815

Components of total lease cost, net, consisted of the following for the periods presented:

	Year Ended December 31,
	2022	2021
Operating lease expense(1)	$89,250	$79,420
Finance lease expense
Amortization of lease assets	991	970
Interest on lease liabilities	1,129	1,164
Short-term lease expense	32	50
Variable lease expense(2)	15,156	12,045
Total	$106,558	$93,649

(1)
Operating lease expense includes an immaterial amount of sublease income and is included in other store operating expenses and general and administrative on the consolidated statement of operating and comprehensive income (loss).
(2)
Variable lease costs consist primarily of property taxes, property insurance, and common area or other maintenance costs for the Company’s building leases.

The following includes supplemental information for the periods presented:

	Year Ended December 31,
	2022	2021
Operating cash flows from operating leases	$89,573	$80,831
Operating cash flows from finance leases	$1,130	$1,164
Financing cash flows from finance leases	$577	$495

Operating lease ROU assets obtained in exchange for lease liabilities	$92,048	$72,944
Finance lease ROU assets obtained in exchange for lease liabilities	$107	$-

Weighted-average remaining operating lease term	14.11	14.44
Weighted-average remaining finance lease term	16.37	17.30

Weighted-average operating lease discount rate	7.34%	6.61%
Weighted-average finance lease discount rate	7.33%	7.33%

As of December 31, 2022, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2023	$95,239	$1,755
2024	95,164	1,780
2025	94,977	1,786
2026	93,910	1,792
2027	90,523	1,819
Thereafter	843,312	20,271
Total future minimum obligations	$1,313,125	$29,203
Less: Present value discount	(512,983)	(13,756)
Present value of net future minimum lease obligations	$800,142	$15,447
Less: current portion	(40,367)	(668)
Long-term obligations	$759,775	$14,779

Forward Starting Leases

As of December 31, 2022, the Company entered into seven leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2023 through 2025 with initial lease terms of 15 to 20 years.

As of December 31, 2021, the Company entered into eight leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases commenced in 2022 or will commence in the remainder of 2023 with initial lease terms of five to 20 years.

Sale-leaseback Transactions

During the year ended December 31, 2022, the Company completed six sale-leaseback transactions related to car wash locations with aggregate consideration of $89,932, resulting in net gains of $8,359, which is included in gain on sale of assets, net in the consolidated statements of operations and comprehensive income (loss). Contemporaneously with the closing of the sales, the Company entered into lease agreements for the properties for initial 15- to 20-year terms. For the sale-leaseback transactions consummated for the year ended December 31, 2022, the cumulative initial annual rents for the properties were approximately $5,062, subject to annual escalations. These leases are accounted for as operating leases.

During the year ended December 31, 2021, the Company completed nine sale-leaseback transactions related to car wash locations with aggregate consideration of $96,584, resulting in net gains of $24,881, which is included in gain on sale of assets, net in the consolidated statements of operations and comprehensive income (loss). Contemporaneously with the closing of the sales, the Company entered into lease agreements for the properties for initial 15- to 20-year terms. For the sale-leaseback transactions consummated for the year ended December 31, 2021, the cumulative initial annual rents for the properties were approximately $5,702, subject to annual escalations. These leases are accounted for as operating leases.

13. Stockholders’ Equity

As of December 31, 2022, there were 1,000,000,000 shares of common stock authorized, 309,800,757 shares of common stock issued, and 306,626,530 shares of common stock outstanding.

At December 31, 2021, there were 303,294,678 shares of common stock issued, and 300,120,451 shares of common stock issued and outstanding.

As of December 31, 2022 and 2021, there were 5,000,000 shares of preferred stock authorized and none were issued or outstanding.

The Company uses the cost method to account for treasury stock. As of December 31, 2022 and 2021, the Company had 3,174,227 shares of treasury stock. As of December 31, 2022 and 2021, the cost of treasury stock included in additional paid-in capital in the consolidated balance sheets was $6,091.

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

2021 ESPP Valuation

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP Plan during the period presented as follows:

Year Ended December 31,
	2022	2021
Expected volatility	34.33% - 53.90%	34.33% - 38.64%
Risk-free interest rate	0.07% - 4.53%	0.05% - 0.07%
Expected term (in years)	0.49 - 0.50	0.35 - 0.49
Expected dividend yield	None	None

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2014 Plan and 2021 Plan during the periods presented as follows:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	35.63% - 36.95%	34.13% - 44.89%	26.62% - 30.84%
Risk-free interest rate	2.96% - 3.65%	0.63% - 1.34%	0.43% - 1.00%
Expected term (in years)	6.0 - 6.26	5.2 - 6.5	6.5
Expected dividend yield	None	None	None

Stock Options

A summary of the Company’s stock option activity during the most recent period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	18,513,356	12,239,595	30,752,951	$2.01
Granted	445,675	—	445,675	$12.16
Exercised	(2,891,074)	(2,357,317)	(5,248,391)	$0.90
Forfeited	(416,335)	—	(416,335)	$8.74
Outstanding as of December 31, 2022	15,651,622	9,882,278	25,533,900	$2.31
Options vested or expected to vest as of December 31, 2022	15,287,046	9,882,278	25,169,324	$5.82
Options exercisable as of December 31, 2022	11,946,702	9,882,278	21,828,980	$1.19

The number and weighted-average grant date fair value of stock options during the most recent period presented is as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2021	5,266,469	—	$3.45	—
Non-vested as of December 31, 2022	3,704,919	—	$3.90	—
Granted during the period	445,675	—	$4.85	—
Vested during the period	1,590,890	—	$2.71	—
Forfeited/canceled during the period	416,335	—	$3.84	—

The total grant date fair value of Time Vesting Options granted during the year ended December 31, 2022 was approximately $2,162. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $63,104, $99,844 and $25, respectively.

The fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020 was $19,717, $328,839 and $14,169, respectively.

The weighted-average fair value of time vesting options granted in 2022, 2021 and 2020, estimated on the dates of grant using the Black-Scholes option pricing model, was $4.85, $5.12 and $0.68, respectively.

As of December 31, 2022 and 2021, the weighted-average remaining contractual life of outstanding stock options was approximately 4.16 years and 4.73 years.

As of December 31, 2022 and 2021, the weighted-average remaining contractual life of currently exercisable stock options was approximately 3.94 years and 3.74 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity during the periods presented as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2021	1,683,077	$15.14
Granted	1,220,555	12.12
Vested	(517,422)	15.22
Forfeited	(310,351)	13.80
Unvested as of December 31, 2022	2,075,859	$13.55

The total fair value of RSUs that vested during the year ended December 31, 2022 was $5,549.

As of December 31, 2022 and 2021, the weighted-average remaining contractual life of outstanding RSUs was approximately 9.01 years and 9.51 years, respectively.

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

Total stock-based compensation expense, by caption, recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented is as follows:

	Year Ended December 31,
	2022	2021	2020
Cost of labor and chemicals	$8,349	$36,500	$—
General and administrative	13,956	180,079	1,493
Total stock-based compensation expense	$22,305	$216,579	$1,493
Income tax benefit for stock-based compensation expense	$(3,932)	$(50,932)	$(372)

Total stock-based compensation expense, by award type, recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented is as follows:

	Year Ended December 31,
	2022	2021	2020
Time Vesting Options	$6,922	$5,662	$1,493
Performance Vesting Options	—	201,985	—
RSUs	13,984	6,585	—
2021 ESPP	1,399	2,347	—
Total stock-based compensation expense	$22,305	$216,579	$1,493

As of December 31, 2022, total unrecognized compensation expense related to unvested Time Vesting Options was $7,959, which is expected to be recognized over a weighted-average period of 3.27 years.

As of December 31, 2022, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of December 31, 2022, total unrecognized compensation expense related to unvested RSUs was $14,495, which is expected to be recognized over a weighted-average period of 2.51 years.

As of December 31, 2022, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $434, which is expected to be recognized over a weighted-average period of 0.37 years.

Modification of Stock Options

In February 2021, the Company modified a total of 7,874,304 shares of Performance Vesting Options for 12 grantees to provide for an additional service-based vesting condition related to the acceleration of vesting in connection with a grantees’ death. The Company did not recognize current incremental stock-based compensation expense in connection with the modification during the year ended December 31, 2022 because the grants vest upon the earlier of a performance condition or a service condition, neither of which are probable of occurring until the condition is met. The modification resulted in an incremental increase to unrecognized compensation expense related to unvested Performance Vesting Options of $75,217, which was recognized in June 2021 in connection with the completion of the IPO.

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

15. Employee Retirement Savings Plan

In January 2011, the Company established a defined contribution 401(k)-plan to benefit certain of its employees. The 401(k)-plan sponsor is a wholly owned subsidiary of the Company. Employees are eligible to participate if they are at least 18 years of age and have worked for the Company for at least six months. The Company may make discretionary matching contributions. For the years ended December 31, 2022, 2021 and 2020, the Company made $1,153, $977, and $638, respectively, of matching contributions.

The Company maintains a nonqualified deferred compensation plan for certain management employees. Under the deferred compensation plan, a participant may elect to defer up to 90% of their base salary, 90% of their annual bonus, and/or 100% of 401(k) contributions that fail the top-heavy testing for highly compensated employees. The Company may make discretionary matching contributions. As of December 31, 2022 and 2021, the deferred compensation liability under this plan within accrued payroll and related expenses was $3,818 and $4,131, respectively.

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

The consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. The Company expensed $647, $2,383 and $545 of acquisition-related costs for the years ended December 31, 2022, 2021 and 2020, respectively. These acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

For the years ended December 31, 2022 and 2021, the amount of acquired goodwill that is not deductible for income tax purposes is $1,078 and $81,365, respectively. The goodwill recognized in 2022 and 2021 is primarily attributable to the expected synergies to be achieved from the business combinations.

2022 Acquisitions

For the year ended December 31, 2022, the Company acquired the assets and liabilities of 11 conveyorized car washes in four acquisitions for total consideration of approximately $98,548, which was paid in cash. These acquisitions resulted in the preliminary recognition of $57,856 of goodwill, $37,174 of property and equipment, $1,540 of intangible assets related to covenant not to compete, $1,978 of other assets and liabilities. Adjustments related to 2022 acquisitions were not material in the current year.

The weighted-average amortization period for the acquired covenants not to compete is 5.0 years.

The acquisitions were located in the following markets:

Location (Seller)	Number of Washes	Month Acquired
Georgia (Bamboo Carwash)	1	April
California (Speedwash)	4	April
Minnesota (Top Wash)	3	August
California (Rapid Xpress)	3	December

Unaudited Supplemental Pro Forma Information

The following table presents unaudited supplemental pro forma information for the periods presented as if the business combinations had occurred on January 1, 2021:

	Year Ended December 31,
	2022	2021
Net revenues	$17,050	$18,310
Net income	$3,856	$6,478

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

For the year ended December 31, 2022, the revenues and earnings of the acquisitions reflected in the accompanying consolidated statements of operations and comprehensive income (loss) were $7,709 and $(89), respectively.

2021 Acquisitions

For the year ended December 31, 2021, the Company acquired the assets and liabilities of 37 conveyorized car washes in five acquisitions for total consideration of approximately $524,839, which was paid in cash. These acquisitions resulted in the preliminary recognition of $323,477 of goodwill, $202,708 of property and equipment, $4,300 of intangible assets related to customer relationships, $3,970 of intangible assets related to covenants not to compete, and $9,665 of net liabilities. In connection with the Downtowner Car Wash acquisition, the Company recognized a contingent consideration liability of $5,750. See Note 10 Fair Value Measurements for additional information regarding the contingent consideration liability. During the year ended December 31, 2022, as a result of receiving $11,845 in escrow funds associated with an acquired location that did not receive zoning permits as required under the purchase agreement, the Company recorded an adjustment during the measurement period to its Clean Streak Ventures LLC purchase price allocation which reduced goodwill by $10,670 and land by $1,175. Additional adjustments related to 2021 acquisitions were not material in the current year.

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

	Year Ended December 31,
	2021	2020
Net revenues	$67,667	$41,343
Net income	$18,423	$13,178

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

For the year ended December 31, 2021 the revenues and earnings of the acquisitions reflected in the accompanying consolidated statements of operations and comprehensive income (loss) were $8,283 and $1,847, respectively.

2020 Acquisitions

For the year end December 31, 2020, the Company acquired the assets and liabilities of ten conveyorized car washes in four separate acquisitions for total consideration of approximately $33,584, which was paid in cash. These acquisitions resulted in the recognition of $21,467 of goodwill, $9,463 of property and equipment, $830 of intangible assets related to covenants not to compete, and $1,824 in other assets and liabilities.

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

As part of the sale and sublease of the quick lube facilities, the Company agreed to indemnify the buyer/subtenant for certain liabilities if they occurred or arose prior to or on the closing date, subject to a specified cap in some instances. The Company is not aware of any such liabilities or attendant indemnification obligations that require accrual at December 31, 2022.

18. Related-Party Transactions

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

For years ended December 31, 2022, 2021 and 2020, total fees and expenses paid by the Company to LGP were $0, $500, $250, respectively. Fees and expenses paid to LGP are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Insurance

The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of December 31, 2022 and 2021, the Company accrued $3,230 and $3,169, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2022 and 2021, the Company recorded $2,627 and $2,594, respectively, in other receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, the Company has had minor claims asserted against it by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by the Company, and it has incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by the Company, may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required. The Company is not aware of any significant remediation matters as of December 31, 2022. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, the Company is unable to reasonably estimate the ultimate cost of claims asserted against the Company related to environmental matters; however, the Company does not believe such costs will be material to its consolidated financial statements.

In addition to potential claims asserted against the Company, there are certain regulatory obligations associated with these facilities. The Company also has a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and the Company has recognized a provisional amount. As of December 31, 2022 and 2021, the Company recorded an environmental remediation accrual of $12, which is included in other accrued expenses in the accompanying consolidated balance sheets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our Chairperson, President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2022 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework), our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.

Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The independent registered public accounting firm, Deloitte & Touche LLP, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2022. Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Mister Car Wash, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Mister Car Wash, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Tempe, Arizona
February 24, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Code of Conduct

Our board of directors has adopted a code of conduct (the “Code of Conduct”) applicable to all of our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions) and employees. Our Code of Conduct is available on our website at www.mistercarwash.com under Investor Relations. Our Code of Conduct is a “code of ethics” as defined in Item 406(b) of Regulation S-K. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website to satisfy requirement under Item 5.05 of Form 8-K.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

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
3.
Exhibits:

Exhibit Number	Description	Form	File. No	Exhibit	Filing Date	Furnished Herewith
2.1+	Equity Purchase Agreement, dated December 8, 2021, by and among Sunshine Acquisition Sub Corp., Clean Streak Ventures, LLC, MDKMH Partners, Inc., Clean Streak Ventures Intermediate Holdco, LLC (the “CSV Seller”), MKH Capital Partners Offshore Fund I, LP (the “CSV Blocker Seller” and together with the CSV Seller, each a “Seller” and together the “Sellers”), and Clean Streak Ventures Holdco, LLC, as the representative of the Sellers.	10-Q	001-40542	2.1	05/13/2022
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.1	07/02/2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-40542	3.2	07/02/2021
4.1	Description of Capital Stock	10-K	001-40542	4.1	03/25/2022
10.1	Amended and Restated Shareholders Agreement, dated June 29, 2021, among the Company and certain of its shareholders	8-K	001-40542	10.1	07/02/2021
10.2	Second Amendment to the First Lien Term Loan Agreement, dated June 4, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1/A	333-256697	10.1(b)	6/17/2021
10.3	Amended and Restated First Lien Term Loan Agreement, dated May 14, 2019, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.1	06/02/2021
10.4	First Amendment to the Amended and Restated First Lien Term Loan Agreement, dated February 5, 2020, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.1(a)	06/02/2021
10.5	Second Amendment to the First Lien Term Loan Agreement, dated June 4, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.2	06/02/2021
10.6	First Amendment to the Second Lien Term Loan Agreement, dated March 31, 2020, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.2(a)	06/02/2021
10.7	Third Amendment to the First Lien Term Loan Agreement, dated December 8, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	10-K	001-40542	10.7	03/25/2022
10.8†	2014 Stock Option Plan of Hotshine Holdings, Inc.	S-1	333-256697	10.3	06/02/2021

	Form of Option Agreement under the 2014 Stock Option Plan of Hotshine Holdings, Inc. Form of Option Agreement under the 2014 Stock Option Plan of Hotshine Holdings, Inc.	S-1	333-256697	10.3(a)1	06/02/2021
10.9†	Mister Car Wash, Inc. 2021 Incentive Award Plan	S-1A	333-256697	10.4	06/17/2021
10.10†	Mister Car Wash, Inc. 2021 Employee Stock Purchase Plan	S-1A	333-256697	10.12	06/17/2021
10.11†	Mister Car Wash, Inc. Executive Severance Plan	S-1A	333-256697	10.13	06/17/2021
10.12†	Non-Employee Director Compensation Policy	S-1A	333-256697	10.5	06/17/2021
10.13†	Form of Indemnification and Advancement Agreement	S-1A	333-256697	10.6	06/17/2021
10.14†	Employment Agreement with John Lai	10-K	001-40542	10.14	03/25/2022
10.15†	Form of Option Agreement under the Mister Car Wash, Inc. 2021 Incentive Award Plan	S-1A	333-256697	10.10	06/17/2021
10.16†	Form of RSU Agreement under the Mister Car Wash, Inc. 2021 Incentive Award Plan	S-1A	333-256697	10.11	06/17/2021
10.17†	Mister Car Wash, Inc. 2021 Employee Stock Purchase Plan	S-1A	333-256697	10.12	06/17/2021
10.18†	Mister Car Wash, Inc. Executive Severance Plan	S-1A	333-256697	10.13	06/17/2022
10.19†	Transition Agreement, dated June 21,2022, by and between Mister Car Wash, Inc. and Lisa Funk	8-K	001-40542	10.1	06/24/2022
10.20	Fourth Amendment to the First Lien Term Loan Agreement, dated December 12, 2022, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein					*
21.1	List of subsidiaries of Mister Car Wash, Inc.					*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Mister Car Wash, Inc.

Date: February 24, 2023	By:	/s/ John Lai
John Lai
Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2023	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Lai	Chairperson, President and Chief Executive Officer (principal executive officer)	February 24, 2023
John Lai

/s/ Jedidiah Gold	Chief Financial Officer (principal financial and accounting officer)	February 24, 2023
Jedidiah Gold

/s/ John Danhakl	Director	February 24, 2023
John Danhakl

/s/ Jonathan Seiffer	Director	February 24, 2023
Jonathan Seiffer

/s/ J. Kristofer Galashan	Director	February 24, 2023
J. Kristofer Galashan

/s/ Jeffrey Suer	Director	February 24, 2023
Jeffrey Suer

/s/ Jodi Taylor	Director	February 24, 2023
Jodi Taylor

/s/ Dorvin Lively	Director	February 24, 2023
Dorvin Lively

/s/ Ronald Kirk	Director	February 24, 2023
Ronald Kirk

/s/ Veronica Rogers	Director	February 24, 2023
Veronica Rogers