Form 10-Q
period 2023-03-31
Mister Car Wash, Inc.
filed 2023-05-03
CIK 1853513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 308,519,147 shares of common stock, $0.01 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q due to various factors, including, but not limited to, those identified in Part I. Item 1A. “Risk Factors” and in Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”) and in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. These risks and uncertainties include, but are not limited to:

•
An overall decline in the health of the economy and other factors impacting consumer spending, such as natural disasters, the occurrence of a recession, growing inflation and worsening in economic conditions may affect consumer purchases and reduce demand for our services.
•
Our ability to attract new customers, retain existing customers and maintain or grow the number of Unlimited Wash Club ® (“UWC”) Members.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mister Car Wash, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(Unaudited)

	As of
(Amounts in thousands, except share and per share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$69,903	$65,152
Restricted cash	70	70
Accounts receivable, net	933	3,941
Other receivables	14,116	15,182
Inventory, net	8,228	9,174
Prepaid expenses and other current assets	10,767	12,618
Total current assets	104,017	106,137

Property and equipment, net	596,695	560,874
Operating lease right of use assets, net	776,496	776,689
Other intangible assets, net	122,122	123,615
Goodwill	1,109,815	1,109,815
Other assets	8,190	9,102
Total assets	$2,717,335	$2,686,232

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,379	$25,649
Accrued payroll and related expenses	20,036	17,218
Other accrued expenses	30,730	41,196
Current maturities of operating lease liability	41,279	40,367
Current maturities of finance lease liability	687	668
Deferred revenue	30,509	29,395
Total current liabilities	153,620	154,493

Long-term portion of debt, net	896,223	895,830
Operating lease liability	758,752	759,775
Financing lease liability	14,599	14,779
Deferred tax liability	58,823	53,395
Other long-term liabilities	6,577	6,832
Total liabilities	1,888,594	1,885,104

Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 308,101,847 and 306,626,530 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	3,087	3,072
Additional paid-in capital	790,041	783,579
Retained earnings (Accumulated Deficit)	35,613	14,477
Total stockholders’ equity	828,741	801,128
Total liabilities and stockholders’ equity	$2,717,335	$2,686,232

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenues	$225,960	$219,419
Cost of labor and chemicals	66,792	65,538
Other store operating expenses	89,466	77,801
General and administrative	24,183	23,687
(Gain) loss on sale of assets	(63)	459
Total costs and expenses	180,378	167,485
Operating income	45,582	51,934

Other expense:
Interest expense, net	17,748	8,166
Total other expense	17,748	8,166
Income before taxes	27,834	43,768
Income tax provision	6,698	8,280
Net income	$21,136	$35,488

Other comprehensive income, net of tax:
Gain on interest rate swap	-	1,869
Total comprehensive income	$21,136	$37,357

Net income per share:
Basic	$0.07	$0.12
Diluted	$0.06	$0.11
Weighted-average common shares outstanding:
Basic	307,291,909	300,931,453
Diluted	327,608,266	329,172,437

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$21,136	$35,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,307	14,945
Stock-based compensation expense	5,361	5,519
(Gain) loss on sale of assets, net	(63)	459
Amortization of debt issuance costs	419	419
Non-cash lease expense	10,739	9,606
Deferred income tax	5,428	5,018
Changes in assets and liabilities:
Accounts receivable, net	3,009	146
Other receivables	1,128	10,108
Inventory, net	946	(665)
Prepaid expenses and other current assets	1,850	901
Accounts payable	2,553	5,679
Accrued expenses	5,155	3,635
Deferred revenue	1,114	648
Operating lease liability	(9,696)	(9,094)
Other noncurrent assets and liabilities	631	(1,268)
Net cash provided by operating activities	$67,017	$81,544

Cash flows from investing activities:
Purchases of property and equipment	(72,059)	(30,015)
Proceeds from sale of property and equipment	8,899	1
Net cash used in investing activities	$(63,160)	$(30,014)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	1,055	1,281
Payments on debt borrowings	-	(2,100)
Principal payments on finance lease obligations	(161)	(134)
Net cash provided (used) by financing activities	$894	$(953)

Net change in cash and cash equivalents and restricted cash during period	4,751	50,577
Cash and cash equivalents and restricted cash at beginning of period	65,222	19,858
Cash and cash equivalents and restricted cash at end of period	$69,973	$70,435

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,697	$7,821
Cash paid for income taxes	$151	$-

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$11,993	$18,123
Property and equipment in other accrued expenses	$5,969	$-
Stock option exercise proceeds in other receivables	$61	$45

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	306,626,530	$3,072	$783,579	$—	$14,477	$801,128
Stock-based compensation expense	—	—	5,361	—	—	5,361
Vesting of restricted stock units	4,296	—	—	—	—	–
Exercise of stock options	1,471,021	15	1,101	—	—	1,116
Net income	—	—	—	—	21,136	21,136
Balance as of March 31, 2023	308,101,847	$3,087	$790,041	$-	$35,613	$828,741

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	300,120,451	$3,007	$752,343	$225	$(98,423)	$657,152
Stock-based compensation expense	—	—	5,519	—	—	5,519
Exercise of stock options	1,486,727	15	1,311	—	—	1,326
Gain on interest rate swap	—	—	—	1,869	—	1,869
Net income	—	—	—	—	35,488	35,488
Balance as of March 31, 2022	301,607,178	$3,022	$759,173	$2,094	$(62,935)	$701,354

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

1. Nature of Business

Mister Car Wash, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is based in Tucson, Arizona and provider of conveyorized car wash services. We primarily operate Express Exterior Locations, which offers express exterior cleaning services along with free vacuum services, and interior cleaning services at select locations. As of March 31, 2023, we operated 439 car washes in 21 states.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the 2022 Form 10-K.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of our consolidated financial position as of March 31, 2023, consolidated results of operations and comprehensive income for the three months ended March 31, 2023 and 2022, and consolidated cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2023.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the periods reported. Some of the significant estimates that we have made pertain to the determination of deferred tax assets and liabilities; estimates utilized to determine the fair value of assets acquired and liabilities assumed in business combinations and the related goodwill and intangibles; and certain assumptions used related to the evaluation of goodwill, intangibles, and property and equipment asset impairment. Actual results could differ from those estimates.

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $47 and $76 as of March 31, 2023 and December 31, 2022, respectively. The activity in the allowance for doubtful accounts was immaterial for the three months ended March 31, 2023 and 2022.

Other Receivables

Other receivables consisted of the following for the periods presented:

	As of
	March 31, 2023	December 31, 2022
Payroll tax withholding and exercise proceeds receivable	$85	$273
Construction receivable	6,462	6,199
Income tax receivable	3,353	4,387
Insurance receivable	1,759	2,627
Other	2,457	1,696
Total other receivables	$14,116	$15,182

Inventory, Net

Inventory consisted of the following for the periods presented:

	As of
	March 31, 2023	December 31, 2022
Chemical washing solutions	$8,391	$9,357
Reserve for obsolescence	(163)	(183)
Total inventory, net	$8,228	$9,174

The activity in the reserve for obsolescence was immaterial for the three months ended March 31, 2023 and 2022.

Revenue Recognition

The following table summarizes the composition of our net revenues for the periods presented:

	Three Months Ended March 31,
	2023	2022
Recognized over time	$156,891	$140,874
Recognized at a point in time	68,970	78,008
Other revenue	99	537
Net revenues	$225,960	$219,419

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

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$21,136	$35,488

Denominator:
Weighted-average common shares outstanding - basic	307,291,909	300,931,453
Effect of potentially dilutive securities:
Stock options	19,798,577	27,010,017
Restricted stock units	498,213	1,230,967
Employee stock purchase plan	19,567	-
Weighted-average common shares outstanding - diluted	327,608,266	329,172,437

Net income per share - basic	$0.07	$0.12
Net income per share - diluted	$0.06	$0.11

The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	2,677,756	2,041,141
Restricted stock units	356,400	-
Employee stock purchase plan	3,619	-

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. We adopted the new standard on January 1, 2023 and was applied prospectively. We reviewed our business processes and controls to support the recognition and disclosure as required under the new standard. The adoption of this new standard did not have a material impact on our unaudited condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). The guidance improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and certain inconsistencies in application. This update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606 as if it had originated the contracts. This update was effective for us as of January 1, 2023, and the adoption of this new standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	March 31, 2023	December 31, 2022
Land	$100,090	$94,594
Buildings and improvements	204,617	189,998
Finance leases	16,604	16,604
Leasehold improvements	118,952	115,811
Vehicles and equipment	236,175	229,453
Furniture, fixtures and equipment	90,567	86,613
Construction in progress	68,061	53,373
Property and equipment, gross	835,066	786,446
Less: accumulated depreciation	(235,836)	(223,288)
Less: accumulated amortization - finance leases	(2,535)	(2,284)
Property and equipment, net	$596,695	$560,874

For the three months ended March 31, 2023 and 2022, depreciation expense was $15,379 and $12,934, respectively.

For the three months ended March 31, 2023 and 2022, amortization expense on finance leases was $251 and $242, respectively.

4. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	March 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and Trademarks	$107,200	$200	$107,200	200
CPC Unity System	42,900	36,823	42,900	35,750
Customer relationships	9,700	6,048	11,800	8,240
Covenants not to compete	12,590	7,197	12,590	6,685
Other intangible assets, net	$172,390	$50,268	$174,490	$50,875

For the three months ended March 31, 2023 and 2022, amortization expense associated with our finite-lived intangible assets was $1,677 and $1,769, respectively.

As of March 31, 2023, estimated future amortization expense was as follows:

Fiscal Year Ending:
2023 (remaining nine months)	$5,051
2024	4,920
2025	1,699
2026	1,457
2027	629
Thereafter	1,366
Total estimated future amortization expense	$15,122

5. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	March 31, 2023	December 31, 2022
Balance at beginning of period	$1,109,815	$1,060,221
Current period acquisitions	-	57,856
Other provisional adjustments	-	(8,262)
Balance at end of period	$1,109,815	$1,109,815

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

6. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	March 31, 2023	December 31, 2022
Utilities	$5,806	$5,439
Accrued other tax expense	7,168	8,863
Insurance expense	2,105	3,275
Greenfield development accruals	5,969	18,772
Other	9,682	4,847
Total other accrued expenses	$30,730	$41,196

Greenfield development accruals represent property and equipment costs, primarily related to land and buildings and improvements not yet invoiced as of March 31, 2023 and December 31, 2022.

7. Income Taxes

The effective income tax rates on continuing operations for the three months ended March 31, 2023 and 2022 were 24.1% and 18.9%, respectively. In general, the effective tax rates differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible expenses such as those related to certain executive compensation, and other discrete tax benefits recorded during the period.

The year-to-date provision for income taxes for the three months ended March 31, 2023 included taxes on earnings at an anticipated annual effective tax rate of 25.3% and a net, favorable tax impact of $340 related primarily to discrete tax benefits originating from stock options exercised during the three months ended March 31, 2023.

The year-to-date provision for income taxes for the three months ended March 31, 2022 included taxes on earnings at an anticipated annual effective tax rate of 27.0% and a net, favorable tax impact of $3,537 related primarily to discrete tax benefits originating from stock options exercised during the three months ended March 31, 2022.

The 1.7% decrease in the annual effective tax rate relates primarily to an anticipated reduction in state income tax liabilities.

In 2022, the Creating Helpful Incentives to Produce Semiconductors (“CHIPS”) Act of 2022 was signed into law. The CHIPS Act is designed to boost domestic semiconductor manufacturing and encourage US research activities. Also in 2022, the Inflation Reduction Act (“IRA”) of 2022 was signed into law. The IRA created a new book-minimum tax on certain large corporations and an excise tax on stock buybacks while also providing incentives to address climate change mitigation and clean energy, among other items. Similar to the prior quarter, we do not currently expect these laws to have a material effect on our consolidated financial statements.

For the three months ended March 31, 2023 and 2022, we did not record any unrecognized tax benefits or interest and penalties related to any uncertain tax positions.

8. Debt

Long-term debt consisted of the following as of the periods presented:

	As of
	March 31, 2023	December 31, 2022
Credit agreement
First lien term loan	$901,201	$901,201
Less: unamortized discount and debt issuance costs	(4,978)	(5,371)
First lien term loan, net	896,223	895,830

Total long-term portion of debt, net	$896,223	$895,830

As of March 31, 2023, annual maturities of debt were as follows:

Fiscal Year Ending:
2023 (remaining nine months)	$-
2024	-
2025	-
2026	901,201
2027	-
Thereafter	-
Total maturities of debt	$901,201

As of March 31, 2023 and December 31, 2022, unamortized discount and debt issuance costs were $5,310 and $5,729, respectively, and accumulated amortization of discount and debt issuance costs was $4,865 and $4,446, respectively.

For the three months ended March 31, 2023 and 2022, the amortization of debt issuance costs in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive income was approximately $419.

Credit Agreement

On August 21, 2014, we entered into a Credit Agreement (“Credit Agreement”) which was originally comprised of a term loan (“First Lien Term Loan”) and a revolving commitment (“Revolving Commitment”). The Credit Agreement was collateralized by substantially all personal property (including cash, inventory, property and equipment, and intangible assets), real property, and equity interests owned by us.

Under the Credit Agreement and with respect to the First Lien Term Loan, we had the option of selecting either (i) a Base Rate interest rate plus fixed margin of 2.25% or (ii) a Eurodollar (LIBOR) interest rate for one, two, three or six months plus a fixed margin of 3.25%.

Under the Credit Agreement and with respect to the Revolving Commitment, we had the option of selecting either (i) a Base Rate interest rate plus a variable margin of 2.50% to 3.00%, based on our First Lien Net Debt Leverage Ratio, or (ii) a Eurodollar (LIBOR) interest rate for one, two, three or six months plus a variable margin of 3.50% to 4.00%, based on our First Lien Net Leverage Ratio.

First Lien Term Loan

In February 2020, we entered into Amendment No. 1 to Amended and Restated First Lien Credit Agreement (“Amended First Lien Credit Agreement”) which amended and restated the Amended and Restated First Lien Credit Agreement entered into in May 2019 (the “First Lien Credit Agreement”). The Amended First Lien Credit Agreement changed the interest rate spreads associated with the First Lien Credit Agreement where (i) the variable margin associated with the Base Rate interest rate plus a variable margin based on our First Lien Net Leverage Ratio changed from 2.25% to 2.50% to 2.00% to 2.25% and (ii) the variable margin associated with the Eurodollar Rate interest rate for one, two, three or six months plus a variable margin based on our First Lien Net Leverage Ratio changed from 3.25% to 3.50% to 3.00% to 3.25%.

In December 2021, in connection with the Clean Streak Ventures acquisition, we entered into Amendment No. 3 to the Amended and Restated First Lien Credit Agreement (“Amended First Lien Credit Agreement”) which amended and restated the Amended and Restated First Lien Credit Agreement entered into in May 2019 ("First Lien Credit Agreement"). Under the terms of the Amended First Lien Credit Agreement, the previous First Lien Term Loan was increased by $290,000 to $903,301 with the balance due on May 14, 2026. The incremental increase in aggregate principal of $290,000 resulted in $285,962 of proceeds net of discount and debt issuance costs.

In December 2022, we entered into Amendment No. 4 to its Amended and Restated First Lien Credit Agreement with the lenders party thereto, and Jeffries Finance LLC, as administrative agent, to transition from LIBOR to Eurocurrency rate SOFR spread, whereas all revolver borrowings and term loan borrowings under the existing credit agreement will be SOFR based. All other terms governing this term loan facility remained substantially the same.

As of March 31, 2023 and December 31, 2022, the amount outstanding under the First Lien Term Loan was $901,201. As of March 31, 2023 and December 31, 2022, the interest rate on the First Lien Term Loan was 7.99% and 7.42%, respectively.

The Amended and Restated First Lien Credit Agreement requires us to maintain compliance with a First Lien Net Leverage Ratio. As of March 31, 2023, we were in compliance with the First Lien Net Leverage Ratio financial covenant of the Amended and Restated First Lien Credit Agreement.

Revolving Commitment

In May 2019, as a part of the Amended and Restated First Lien Credit Agreement, the Revolving Commitment was increased from $50,000 to $75,000 and the expiration date was changed from August 21, 2019 to May 14, 2024. We had the option of selecting either a Base Rate interest rate plus a variable margin based on our First Lien Net Leverage Ratio (ranging from 2.0% to 2.5%) or a Eurodollar Rate interest rate for one, two, three or six months plus a variable margin based on our First Lien Net Leverage Ratio (ranging from 3.0% to 3.5%).

In June 2021, we entered into Amendment No. 2 to Amended and Restated First Lien Credit Agreement that (i) increased the maximum available borrowing capacity under the Revolving Commitment from $75,000 to $150,000 and (ii) extended the maturity date of the Revolving Commitment to the earliest to occur of (a) June 4, 2026, (b) the date that is six months prior to the maturity date of the First Lien Term Loan (provided that clause (b) shall not apply if the maturity date for the First Lien Term Loan is extended to a date that is at least six months after June 4, 2026, the First Lien Term Loan is refinanced having a maturity date at least six months after June 4, 2026, or the First Lien Term Loan is paid in full), (c) the date that commitments under the Revolving Commitment are permanently reduced to zero, and (d) the date of the termination of the commitments under the Revolving Commitment. The increase to the maximum available borrowing capacity was effected on the close of our initial public offering in June 2021.

As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Revolving Commitment.

The maximum available borrowing capacity under the Revolving Commitment is reduced by outstanding letters of credit under the Revolving Commitment. As of March 31, 2023 and December 31, 2022, the available borrowing capacity under the Revolving Commitment was $148,808 and $148,581, respectively.

In addition, an unused commitment fee based on our First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of March 31, 2023 and December 31, 2022, the unused commitment fee was 0.25%.

Standby Letters of Credit

As of March 31, 2023, we have a letter of credit sublimit of $10,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $150,000 subsequent to the First Lien Credit Agreement. Any letter of credit issued under the Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2 to Amended and Restated First Lien Credit Agreement. Letters of credit under the Revolving Commitment reduce the maximum available borrowing capacity under the Revolving Commitment. As of March 31, 2023 and December 31, 2022, the amounts associated with outstanding letters of credit were $1,192 and $1,419, respectively, and unused letters of credit under the Revolving Commitment were $8,808 and $8,581, respectively.

9. Fair Value Measurements

The following table presents financial liabilities which are measured at fair value on a recurring basis as of March 31, 2023:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent Consideration	$4,750	$-	$-	$4,750

The following table presents financial liabilities which are measured at fair value on a recurring basis as of December 31, 2022:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent Consideration	$5,250	$-	$-	$5,250

We measure the fair value of our financial assets and liabilities using the highest level of inputs that are available as of the measurement date. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value due to the immediate or short-term maturity of these financial instruments. See Note 10 Interest Rate Swap for additional information on the interest rate swap.

As of March 31, 2023 and December 31, 2022, the fair value of our First Lien Term Loan approximated its carrying value due to the debt’s variable interest rate terms.

As of March 31, 2023 we held no assets in cash investments. As of December 31, 2022, the Company also recognized assets in cash investments of $5,032, of which $4,992 are held in commercial paper and categorized as Level 2 assets and $40 held in money market funds, which are categorized as Level 1 assets. These investments have maturities of less than 90 days and are recorded within Cash and cash equivalents on the consolidated balance sheet. During the three months ended March 31, 2023, all cash investments matured and $57 of interest income is included in Interest expense, net, in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

We recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition in December 2021. We measured its contingent consideration liability using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and our most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when we obtain the certificate of occupancy for the car wash and opens to the public in 2023 and an annual payment based on certain financial metrics of the acquired business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. We determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at March 31, 2023. During the three months ended March 31, 2023, a payment of $500 was made upon receipt of certificate of occupancy.

During the three months ended March 31, 2023 and 2022, there were no transfers between fair value measurement levels.

10. Interest Rate Swap

In May 2020, we entered into a pay-fixed, receive-floating interest rate swap (the “Swap”) to mitigate variability in forecasted interest payments on an amortizing notional of $550,000 of our variable-rate First Lien Term Loan. We designated the Swap as a cash flow hedge. In October 2022, the interest rate swap expired and was not replaced by a new interest rate swap.

For the three months ended March 31, 2023 and 2022, amounts reported in other comprehensive income in the accompanying unaudited condensed consolidated statements of operations and comprehensive income are net of tax of $0 and $625, respectively.

11. Leases

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	March 31, 2023	December 31, 2022
Assets
Operating	Operating right of use assets, net	$776,496	$776,689
Finance	Property and equipment, net	14,069	14,320
Total lease assets		$790,565	$791,009

Liabilities
Current
Operating	Current maturities of operating lease liability	$41,279	$40,367
Finance	Current maturities of finance lease liability	687	668
Long-term
Operating	Operating lease liability	758,752	759,775
Finance	Financing lease liability	14,599	14,779
Total lease liabilities		$815,317	$815,589

Components of total lease cost, net, consisted of the following for the periods presented:

	Three Months Ended March 31,
	2023	2022

Operating lease expense(1)	$24,011	$21,204
Finance lease expense
Amortization of lease assets	251	242
Interest on lease liabilities	276	285
Short-term lease expense	14	8
Variable lease expense(2)	6,703	5,141
Total	$31,255	$26,880
(1)
Operating lease expense includes an immaterial amount of sublease income and is included in other store operating expenses and general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.
(2)
Variable lease costs consist of property taxes, property insurance, and common area or other maintenance costs for our leases of land and buildings and is included in other store operating expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

The following includes supplemental information for the periods presented:

	Three Months Ended March 31,
	2023	2022
Operating cash flows from operating leases	$23,766	$21,461
Operating cash flows from finance leases	$276	$285
Financing cash flows from finance leases	$161	$134

Operating lease ROU assets obtained in exchange for lease liabilities	$10,527	$7,818
Finance lease ROU assets obtained in exchange for lease liabilities	$-	$-

Weighted-average remaining operating lease term	13.95	14.27
Weighted-average remaining finance lease term	16.17	17.08

Weighted-average operating lease discount rate	7.43%	6.66%
Weighted-average finance lease discount rate	7.33%	7.33%

As of March 31, 2023, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2022 (remaining nine months)	$72,396	$1,318
2023	96,632	1,780
2024	96,438	1,786
2025	95,295	1,792
2026	91,681	1,819
Thereafter	861,091	20,271
Total future minimum obligations	$1,313,533	$28,766
Less: Present value discount	(513,502)	(13,480)
Present value of net future minimum lease obligations	$800,031	$15,286
Less: current portion	(41,279)	(687)
Long-term obligations	$758,752	$14,599

Forward-Starting Leases

As of March 31, 2023, we entered into nine leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2023 through 2025 with initial lease terms of 15 to 20 years.

As of December 31, 2022, we entered into seven leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in the remainder of 2023, or 2024 or 2025 with initial lease terms of 15 to 20 years.

Sale-Leaseback Transactions

During the three months ended March 31, 2023, we completed two sale-leaseback transactions related to car wash locations with aggregate consideration of $9,213, resulting in a net gain of $370, which are included in (Gain) loss on sale of assets in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated in the three months ended March 31, 2023, the cumulative initial annual rent for the properties was approximately $559, subject to annual escalations. These leases are accounted for as operating leases.

During the three months ended March 31, 2022, we did not complete any sale-leaseback transactions.

12. Stockholders’ Equity

As of March 31, 2023, there were 1,000,000,000 shares of common stock authorized, 311,276,074 shares of common stock issued, and 308,101,847 shares of common stock outstanding.

As of December 31, 2022, there were 1,000,000,000 shares of common stock authorized, 309,800,757 shares of common stock issued, and 306,626,530 shares of common stock outstanding.

As of March 31, 2023 and December 31, 2022, there were 5,000,000 shares of preferred stock authorized and none were issued or outstanding.

We use the cost method to account for treasury stock. As of March 31, 2023, and December 31, 2022, we had 3,174,227 shares of treasury stock. As of March 31, 2023 and December 31, 2022, the cost of treasury stock included in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets was $6,091.

13. Stock-Based Compensation

The 2014 Plan

Under the 2014 Stock Option Plan of Hotshine Holdings, Inc. (the “2014 Plan”), we may grant incentive stock options or nonqualified stock options to purchase shares of our common stock to our employees, directors, officers, outside advisors and non-employee consultants.

All stock options granted under the 2014 Plan are equity-classified and have a contractual life of ten years. Under the 2014 Plan, 60% of the shares in a grant contain service-based vesting conditions and vest ratably over a five-year period and 40% of the shares in a grant contain performance-based vesting conditions (“Performance Vesting Options”). The condition for the Performance Vesting Options is a change in control or an initial public offering, where (i) 50% of the Performance Vesting Options vest and become exercisable if the Principal Stockholders receive the Target Proceeds at the Measurement Date and (ii) the remaining 50% of the Performance Vesting Options vest and become exercisable if the Principal Stockholders receive the Maximum Amount at the Measurement Date. In June 2021, we modified all outstanding shares of Performance Vesting Options to remove, subject to the successful completion of the IPO, the requirement that the Principal Stockholders receive the Target Proceeds and the Maximum Amount as conditions for the Performance Vesting Options to vest. The exercise prices for stock options granted under the 2014 Plan were not less than the fair market value of the common stock of the Company on the date of grant. For the avoidance of doubt, the IPO constituted a performance measurement date under the applicable option agreements for the Performance Vesting Options and the Performance Vesting Options vested in full in connection with the IPO.

The 2021 Plan

In June 2021, the Board adopted the 2021 Incentive Award Plan (the “2021 Plan”), which was subsequently approved by our stockholders and became effective on June 25, 2021. Under the 2021 Plan, we may grant incentive stock options, nonqualified stock options, restricted stock units ("RSUs"), restricted stock, and other stock- or cash-based awards to its employees, directors, officers, and non-employee consultants. Initially, the maximum number of shares of our common stock that may be issued under the 2021 Plan is 29,800,000 new shares of common stock, which includes 256,431 shares of common stock that remained available for issuance under the 2014 Plan at June 25, 2021. In connection with the IPO, stock option and RSU awards were granted with respect to 3,726,305 shares. Any shares of common stock subject to outstanding stock awards granted under the 2014 Plan and, following June 25, 2021, terminate, expire or are otherwise forfeited, reacquired or withheld will become available for issuance under the 2021 Plan.

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

RSUs granted under the 2021 Plan are equity-classified and contain service-based conditions and generally vest ratably over one- to five-year periods. Each RSU represents the right to receive one share of our common stock upon vesting. The fair value is calculated based upon our closing stock price on the date of grant, and the stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period.

The 2014 Plan and 2021 Plan are administered by the Board or, at the discretion of the Board, by a committee thereof. The exercise prices for stock options, the vesting of awards, and other restrictions are determined at the discretion of the Board, or its committee if so delegated.

The 2021 ESPP

In June 2021, the Board adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by our stockholders and became effective in June 2021. The 2021 ESPP authorizes the initial issuance of up to 5,000,000 shares of our common stock to eligible employees of the Company or, as designated by the Board, employees of a related company. The 2021 ESPP provides for offering periods not to exceed 27 months, and each offering period will include purchase periods. We determined that offering periods would commence at approximately the six-month period beginning with an enrollment date and ending with the next exercise date, except that the first offering period commenced on the effective date of our registration statement and ended on November 9, 2021.

The 2021 ESPP provides that the number of shares reserved and available for issuance under the 2021 ESPP will automatically increase on January 1 of each calendar year from January 1, 2022 through January 1, 2031 by an amount equal to the lesser of (i) 0.5% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) such lesser number of shares of common stock as determined by the Board. The number of shares reserved and available for issuance under the 2021 ESPP as of January 1, 2023 is 7,322,350.

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

2021 ESPP Valuation

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP during the periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Expected volatility	53.90%	34.33%
Risk-free interest rate	4.53%	0.07%
Expected term (in years)	0.49	0.49
Expected dividend yield	None	None

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2014 Plan and 2021 Plan during the periods presented:

	Three Months Ended March 31,
	2023	2022
Expected volatility	43.74%	-
Risk-free interest rate	4.21%	-
Expected term (in years)	6.26	-
Expected dividend yield	None	-

Stock Options

A summary of our stock option activity during the period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	15,651,622	9,882,278	25,533,900	$2.31
Granted	1,167,755	-	1,167,755	$9.25
Exercised	(735,682)	(698,822)	(1,434,504)	$0.77
Forfeited	(102,398)	-	(102,398)	$11.48
Outstanding as of March 31, 2023	15,981,297	9,183,456	25,164,753	$2.68
Options vested or expected to vest as of March 31, 2023	15,461,613	9,183,456	24,645,069	$3.40
Options exercisable as of March 31, 2023	11,562,966	9,183,456	20,746,422	$1.26

The number and weighted-average grant date fair value of stock options during the period presented are as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2022	3,704,919	-	$3.90	$-
Non-vested as of March 31, 2023	4,396,028	-	$4.25	$-
Granted during the period	1,167,755	-	$4.56	$-
Vested during the period	377,684	-	$1.58	$-
Forfeited/canceled during the period	98,962	-	$5.03	$-

We granted 1,167,755 Time Vesting Options with a grant date fair value of $5,325 during the three months ended March 31, 2023. There were no Performance Vesting Options granted during the three months ended March 31, 2023.

The fair value of shares attributable to stock options that vested during the three months ended March 31, 2023 was $3,460.

As of March 31, 2023, the weighted-average remaining contractual life of outstanding stock options was approximately 3.99 years.

Restricted Stock Units

The following table summarizes our RSU activity since December 31, 2022:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2022	2,075,859	$13.55
Granted	575,672	$9.25
Vested	(4,296)	$11.64
Forfeited	(104,288)	$13.27
Unvested as of March 31, 2023	2,542,947	$12.59

We granted 575,672 RSUs with a grant date fair value of $5,325 during the three months ended March 31, 2023.

The fair value of shares attributable to RSUs that vested during the three months ended March 31, 2023 was $45.

As of March 31, 2023, the weighted-average remaining contractual life of outstanding RSUs was approximately 9.02 years.

Stock-Based Compensation Expense

We estimated a forfeiture rate of 6.96% for awards with service-based vesting conditions based on historical experience and future expectations of the vesting of these share-based payments. We used this rate as an assumption in calculating stock-based compensation expense for Time Vesting Options, RSUs, and stock purchase rights granted under the 2021 ESPP.

Total stock-based compensation expense, by caption, recorded in the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended March 31,
	2023	2022
Cost of labor and chemicals	$2,050	$1,871
General and administrative	3,311	3,648
Total stock-based compensation expense	$5,361	$5,519

Total stock-based compensation expense, by award type, recorded in the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended March 31,
	2023	2022
Time Vesting Options	$1,596	$1,920
RSUs	3,479	3,226
2021 ESPP	286	373
Total stock-based compensation expense	$5,361	$5,519

As of March 31, 2023, total unrecognized compensation expense related to unvested Time Vesting Options was $10,928, which is expected to be recognized over a weighted-average period of 4.02 years.

As of March 31, 2023, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of March 31, 2023, total unrecognized compensation expense related to unvested RSUs was $17,507, which is expected to be recognized over a weighted-average period of 2.42 years.

As of March 31, 2023, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $143, which is expected to be recognized over a weighted-average period of 0.12 years.

14. Business Combinations

From time to time, we may pursue acquisitions of conveyorized car washes that either strategically fit with the business or expand our presence in new and attractive markets.

We account for business combinations under the acquisition method of accounting. The assets acquired and liabilities assumed in connection with business acquisitions are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired and intangible assets assigned, recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired and liabilities assumed and in assigning their respective useful lives. Accordingly, we may engage third-party valuation specialists to assist in these determinations. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management; but are inherently uncertain.

The unaudited condensed consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. No acquisition-related costs were expensed during the three months ended March 31, 2023 and $129 of acquisition-related costs were expensed for the three months ended March 31, 2022, respectively. These acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

For the three months ended March 31, 2022, the amount of acquired goodwill not deductible for income tax purposes was not material.

2023 Acquisitions

We did not consummate any acquisitions during the three months ended March 31, 2023.

2022 Acquisitions

For the year ended December 31, 2022, we acquired the assets and liabilities of 11 conveyorized car washes in four acquisitions for total consideration of approximately $98,548, which was paid in cash. These acquisitions resulted in the preliminary recognition of $57,856 of goodwill, $37,174 of property and equipment, $1,540 of intangible assets related to covenant not to compete, $1,978 of other assets and liabilities. There were no adjustments related to 2022 acquisitions in the current year.

The weighted-average amortization period for the acquired covenants not to compete is 5.0 years.

The acquisitions were located in the following markets:

Location (Seller)	Number of Washes	Month Acquired
Georgia (Bamboo Carwash)	1	April
California (Speedwash)	4	April
Minnesota (Top Wash)	3	August
California (Rapid Xpress)	3	December

15. Commitments and Contingencies

Litigation

From time to time, we are party to pending or threatened lawsuits arising out of or incident to the ordinary course of business. We carry professional and general liability insurance coverage and other insurance coverages. In the opinion of management and upon consultation with legal counsel, none of the pending or threatened lawsuits will have a material effect upon the consolidated financial position, operations, or cash flows of the Company.

Insurance

We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of March 31, 2023 and December 31, 2022, we accrued $2,033 and $3,230, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, we recorded $1,759 and $2,627, respectively, in receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying unaudited condensed consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by us utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, we have had minor claims asserted against it by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by us, and it has incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by us, may not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required. We are not aware of any significant remediation matters as of March 31, 2023. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, we are unable to reasonably estimate the ultimate cost of claims asserted against us related to environmental matters; however, we do not believe such costs will be material to its unaudited condensed consolidated financial statements.

In addition to potential claims asserted against us, there are certain regulatory obligations associated with these facilities. We also have a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and we have recognized a provisional amount. As of March 31, 2023 and December 31, 2022, we recorded an environmental remediation accrual of $10 and $12, which is included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

16. Subsequent Events

Subsequent to March 31, 2023, we completed five sale-leaseback transactions related to our car wash locations with aggregate consideration of $59.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our 2022 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other parts of this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” and in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand, primarily offering express exterior cleaning services, with interior cleaning services at select locations, across 439 car washes in 21 states as of March 31, 2023. Founded in 1996, we employ an efficient, repeatable, and scalable process, which we call the “Mister Experience,” to deliver a clean, dry, and shiny car every time. The core pillars of the “Mister Experience” are greeting every customer with a wave and smile, providing the highest quality car wash, and delivering the experience quickly and conveniently. We offer a monthly subscription program, which we call the Unlimited Wash Club® (“UWC”), as a flexible, quick, and convenient option for customers to keep their cars clean. Our scale and over 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure, and technology that improve speed of service, quality, and sustainability and realize strong financial performance.

Factors Affecting Our Business and Trends

We believe that our business and growth depend on a number of factors that present significant opportunities for us and may pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K.

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

Greenfield Location Development

More recently, a component of our growth strategy has been to grow through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and anticipate further pursuit of this strategy in the future. In the three months ended March 31, 2023, we successfully opened four greenfield locations, with the expectation of driving the majority of our future location growth through greenfield development. We believe such a strategy will drive a more controllable pipeline of unit growth for future locations in existing and adjacent markets.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Acquisitions

In the three months ended March 31, 2023, we did not consummate any acquisitions.

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

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Financial and Operating Data
Location count (end of period)	439	399
Comparable store sales growth	(2)%	11%
UWC Members (in thousands, end of period)	2,006	1,781
UWC sales as a percentage of total wash sales	69%	64%
Net income	$21,136	$35,488
Net income margin	9.4%	16.2%
Adjusted EBITDA	$70,976	$74,849
Adjusted EBITDA margin	31.4%	34.1%

Location Count (end of period)

Our location count refers to the total number of car wash locations at the end of a period, inclusive of new greenfield locations, acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions, and closings, have, and will continue to have, an impact on our performance. In the three months ended March 31, 2023, we increased our location count by the four greenfield locations noted above, offset by one location that was closed.

Our Express Exterior Locations, which offer express exterior cleaning services, comprise 365 of our current locations and our Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services, comprise 74 of our current locations.

Comparable Store Sales Growth

We consider a location a comparable store on the first day of the 13th full calendar month following a location’s first day of operations. A location converted from an Interior Cleaning Location format to an Express Exterior Location format is excluded when the location did not offer interior cleaning services in the current period but did offer interior cleaning services in the prior year period. Comparable store sales growth is the percentage change in total wash sales of all comparable store car washes.

Opening new locations is a component of our growth strategy and as we continue to execute on our growth strategy, we expect that a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy. For the three months ended March 31, 2023, comparable store sales decreased to (2)% compared to an increase of 11% in the three months ended March 31, 2022.

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 2.0 million and approximately 1.8 million UWC Members as of March 31, 2023 and March 31, 2022, respectively. There were approximately 1.9 million UWC Members as of December 31, 2022.

Our UWC Members grew by approximately 13% from March 31, 2022 through March 31, 2023 and approximately 6% from December 31, 2022 through March 31, 2023.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our subscription offering. UWC sales were 69% and 64% of our total wash sales for the three months ended March 31, 2023 and 2022, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP measure of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Adjusted EBITDA is defined as net income before interest expense, net, income tax provision, depreciation and amortization expense, (gain) loss on sale of assets, stock-based compensation expense, acquisition expenses, non-cash rent expense, expenses associated with the completion of our initial public offering in June 2021 ("the IPO"), and other nonrecurring charges. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues for a given period.

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

Our management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation; to supplement U.S. GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and because our Amended First Lien Credit Agreement uses measures similar to Adjusted EBITDA to measure our compliance with certain covenants.

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

Adjusted EBITDA was approximately $71.0 million and $74.8 million in the three months ended March 31, 2023 and 2022, respectively. Our Adjusted EBITDA margin was 31.4% and 34.1% in the three months ended March 31, 2023 and 2022, respectively. The Adjusted EBITDA and Adjusted EBITDA margin results in the three months ended March 31, 2023 compared to the prior year period are primarily attributable to the increase in Other store operating expenses during three months ended March 31, 2023. The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Reconciliation of net income to Adjusted EBITDA:
Net income	$21,136	$35,488
Interest expense, net	17,748	8,166
Income tax provision	6,698	8,280
Depreciation and amortization expense	17,307	14,945
(Gain) loss on sale of assets (a)	(63)	459
Stock-based compensation expense (b)	5,361	5,519
Acquisition expenses (c)	459	534
Non-cash rent expense (d)	1,030	520
Expenses associated with initial public offering (e)	-	286
Other (f)	1,300	652
Adjusted EBITDA	$70,976	$74,849
Net Revenues	$225,960	$219,419
Adjusted EBITDA margin	31.4%	34.1%
(a)
Consists of (gains) and losses on the disposition of assets associated with sale-leaseback transactions, store closures or the sale of property and equipment.
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
(e)
Represents nonrecurring expenses associated with the consummation of our IPO in June 2021.
(f)
Consists of other items as determined by management not to be reflective of our ongoing operating performance, such as costs associated with severance pay, non-deferred legal fees and other expenses related to credit agreement amendments, legal settlements and legal fees related to contract terminations, and nonrecurring strategic project costs.

Results of Operations for the Three Months Ended March 31, 2023 and 2022 (Unaudited)

The unaudited results of operations data for the three months ended March 31, 2023 and 2022 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2023		2022
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$225,960	100%	$219,419	100%

Store operating costs:
Cost of labor and chemicals	66,792	30%	65,538	30%
Other store operating expenses	89,466	40%	77,801	35%
General and administrative	24,183	11%	23,687	11%
(Gain) loss on sale of assets	(63)	(0)%	459	0%
Total costs and expenses	180,378	80%	167,485	76%
Operating income	45,582	20%	51,934	24%
Other expense:
Interest expense, net	17,748	8%	8,166	4%
Total other expense	17,748	8%	8,166	4%
Income before taxes	27,834	12%	43,768	20%
Income tax provision	6,698	3%	8,280	4%
Net income	21,136	9%	35,488	16%

Net Revenues

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Net revenues	$225,960	$219,419	$6,541	3%

The increase in net revenues was primarily attributable to the increase in car wash sales due to growth in UWC Members and the year-over-year addition of 40 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Cost of labor and chemicals	$66,792	$65,538	$1,254	2%
Percentage of net revenues	30%	30%

The increase in the cost of labor and chemicals is primarily attributable to the year-over-year addition of 40 locations and some inflationary pressures on our wash chemicals and supplies. The increase from additional stores and inflationary pressures were partially offset by a decrease of approximately $2.9 million in store labor costs from optimized scheduling guidelines implemented in the second half of fiscal year 2022.

Other Store Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Other store operating expenses	$89,466	$77,801	$11,665	15%
Percentage of net revenues	40%	35%

The increase in other store operating expenses was attributable to the year-over-year addition of 40 locations and some inflationary pressures on our utilities and maintenance expenses. Rent expense increased approximately $3.2 million with the addition of 45 new land and building leases.

General and Administrative

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
General and administrative	$24,183	$23,687	$496	2%
Percentage of net revenues	11%	11%

The increase in general and administrative expenses was primarily driven by an increase of approximately $0.9 million in salaries and benefits, offset by a decrease of approximately $0.3 million in stock-based compensation costs. As a percentage of net revenues, general and administrative expenses for the three months ended March 31, 2023 remained consistent to the prior year period.

(Gain) Loss on Sale of Assets

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
(Gain) loss on sale of assets	$(63)	$459	$(522)	(114)%
Percentage of net revenues	(0)%	0%

The change in (gain) loss on sale of assets was primarily driven by gains associated with our sale-leaseback transactions in the current year.

Other Expense

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Other expense	$17,748	$8,166	$9,582	117%
Percentage of net revenues	8%	4%

The increase in other expense was primarily driven by an increase in interest expense due to higher average interest rates as compared to the prior year period and the expiration of our interest rate hedge in October 2022.

Income Tax Provision

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Income tax provision	$6,698	$8,280	$(1,582)	(19)%
Percentage of net revenues	3%	4%

The decrease in income tax provision was primarily driven by reduced pre-tax income, net of the reduced impact of income tax benefits from equity awards in the current quarter.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, which includes lease payments, pursue greenfield expansion, acquisitions of new locations and to service our indebtedness. Historically, these cash requirements have been met through funds raised by the sale of our common stock, utilization of our Revolving Commitment, First Lien Term Loan, Second Lien Term Loan, sale-leaseback transactions, and cash provided by operations.

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $69.9 million and $65.2 million, respectively, and $148.8 million and $148.6 million, respectively, of available borrowing capacity under our Revolving Commitment.

For a description of our Credit Facilities, please see Note 8 Debt in the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of March 31, 2023, we were in compliance with the covenants under the Amended and Restated First Lien Credit Agreement.

We believe that our sources of liquidity and capital will be sufficient to finance our growth strategy and resulting operations, as well as planned capital expenditures, for at least the next 12 months. However, we cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

Cash Flows for the Three Months Ended March 31, 2023 and 2022 (Unaudited)

The following table shows summary cash flow information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net cash provided by operating activities	$67,017	$81,544
Net cash used in investing activities	(63,160)	(30,014)
Net cash provided (used) by financing activities	894	(953)
Net increase in cash and cash equivalents, and restricted cash	$4,751	$50,577

Operating Activities. Net cash used in operating activities consists of net income adjusted for certain non-cash items, including stock-based compensation expense, depreciation of property and equipment, gains on disposal of property and equipment, amortization of leased assets and deferred income taxes, as well as the effect of changes in other working capital amounts.

For the three months ended March 31, 2023, net cash provided by operating activities was $67.0 million and was comprised of net income of $21.1 million, increased by $39.2 million as a result of non-cash adjustments comprised primarily of depreciation and amortization expense, stock-based compensation expense, non-cash lease expense, deferred income taxes, a gain on disposal of property and equipment, and amortization of debt issuance costs. Changes in working capital balances increased cash provided by operating activities by $6.7 million and were primarily driven by decreases in current assets and increases in current liabilities, partially offset by the decrease in operating lease liability.

For the three months ended March 31, 2022, net cash provided by operating activities was $81.5 million and was comprised of net income of $35.5 million, increased by $36.0 million as a result of non-cash adjustments comprised primarily of stock-based compensation expense, depreciation and amortization expense, non-cash lease expense, and a gain on disposal of property and equipment. Changes in working capital balances decreased cash provided by operating activities by $10.1 million and were primarily driven by increases in the operating lease liability, other noncurrent assets and liabilities and accounts payable, offset by a decrease in other receivables, prepaid expenses and other accrued expenses.

Investing Activities. Our net cash used in investing activities primarily consists of purchases and sale of property and equipment.

For the three months ended March 31, 2023, net cash used in investing activities was $63.2 million and was primarily comprised of investments in property and equipment to support our greenfield development and other initiatives, offset by the sale of property and equipment.

For the three months ended March 31, 2022, net cash used in investing activities was $30.0 million and was primarily comprised of investment in property and equipment primarily to support our greenfield and other initiatives, partially offset by the sale of property and equipment.

Financing Activities. Our net cash provided by financing activities primarily consists of proceeds and payments on our First Lien Term Loan and Revolving Commitment, payments on finance lease obligations, as well as issuance of common stock under employee plans.

For the three months ended March 31, 2023, net cash provided by financing activities was $0.9 million and was primarily comprised of proceeds from exercise of stock options, partially offset by payments on finance lease obligations.

For the three months ended March 31, 2022, net cash used by financing activities was $1.0 million and was primarily comprised of repayments of our First Lien Term Loan and principal payments on finance lease obligations, partially offset by proceeds from exercise of stock options.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our 2022 Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2023.

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates and inflation. All these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

Interest Rate Risk

Our First Lien Term Loan bears interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. As of March 31, 2023 and December 31, 2022, we had $901.2 million of variable rate debt outstanding under our First Lien Term Loan. Based on the balance outstanding under our First Lien Term Loan as of March 31, 2023, an increase or decrease of 100 basis points in the effective interest rate on the First Lien Term Loan would cause an increase or decrease in interest expense of approximately $9 million over the next 12 months.

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

Item 4. Controls and Procedures.

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on that evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2023 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I. Item 1A. "Risk Factors” and in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes to the risk factors described in Part I. Item 1A. "Risk Factors" of our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File. No	Exhibit	Filing Date	Filed/Furnished Herewith
2.1+ ^	Equity Purchase Agreement, dated December 8, 2021, by and among Sunshine Acquisition Sub Corp., Clean Streak Ventures, LLC, MDKMH Partners, Inc., Clean Streak Ventures Intermediate Holdco, LLC (the “CSV Seller”), MKH Capital Partners Offshore Fund I, LP (the “CSV Blocker Seller” and together with the CSV Seller, each a “Seller” and together the “Sellers”), and Clean Streak Ventures Holdco, LLC, as the representative of the Sellers	10-Q	001-40542	2.1	05/13/2022
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.2	06/01/2022
3.2	Amended and Restated Bylaws of the Company	8-K	001-40542	3.2	07/02/2021
10.1	Employment Agreement with Markus Hartmann					*
10.2	Amended and Restated Car Wash Partners, Inc. Nonqualified Deferred Compensation Plan					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

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

Mister Car Wash, Inc.

Date: May 3, 2023	By:	/s/ John Lai
John Lai
Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial Officer)