Form 10-Q
period 2023-06-30
Mister Car Wash, Inc.
filed 2023-08-04
CIK 1853513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(520) 615-4000

(Registrant’s telephone number, including area code)

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

As of July 31, 2023, the registrant had 312,503,201 shares of common stock, $0.01 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our intent, belief and expectations about our future results of operations and financial position, business strategy and approach are forward-looking. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology. However, the absence of these words or similar terminology does not mean that a statement is not forward-looking.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q due to various factors, including, but not limited to, those identified in Part I. Item 1A. “Risk Factors” and in Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”) and in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. These risks and uncertainties include, but are not limited to:

•
An overall decline in the health of the economy and other factors impacting consumer spending, such as natural disasters, the occurrence of a recession, inflation and worsening in economic conditions may affect consumer purchases and reduce demand for our services.
•
Our ability to attract new customers, retain existing customers and maintain or grow the number of Unlimited Wash Club ® (“UWC”) Members.
•
If we fail to acquire, open and operate new locations in a timely and cost-effective manner and enter into new markets, our financial performance could be materially and adversely affected.
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

Given these and other risks and uncertainties applicable to us, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from that expressed or implied by the forward-looking statements included in this Quarterly Report on Form 10-Q.

Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date hereof. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context requires otherwise, references to “Mister Car Wash,” “Mister,” the “Company,” “we,” “us,” and “our,” refer to Mister Car Wash, Inc. and its subsidiaries on a consolidated basis.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mister Car Wash, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(Unaudited)

	As of
(Amounts in thousands, except share and per share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$136,095	$65,152
Restricted cash	138	70
Accounts receivable, net	2,796	3,941
Other receivables	21,722	15,182
Inventory, net	8,273	9,174
Prepaid expenses and other current assets	12,506	12,618
Total current assets	181,530	106,137

Property and equipment, net	595,537	560,874
Operating lease right of use assets, net	813,924	776,689
Other intangible assets, net	120,546	123,615
Goodwill	1,109,815	1,109,815
Other assets	9,212	9,102
Total assets	$2,830,564	$2,686,232

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,119	$25,649
Accrued payroll and related expenses	17,216	17,218
Other accrued expenses	58,670	41,196
Current maturities of operating lease liability	42,029	40,367
Current maturities of finance lease liability	706	668
Deferred revenue	32,368	29,395
Total current liabilities	187,108	154,493

Long-term portion of debt, net	896,620	895,830
Operating lease liability	796,203	759,775
Financing lease liability	14,417	14,779
Deferred tax liability	64,579	53,395
Other long-term liabilities	6,271	6,832
Total liabilities	1,965,198	1,885,104

Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 311,758,330 and 306,626,530 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	3,123	3,072
Additional paid-in capital	799,498	783,579
Retained earnings (Accumulated Deficit)	62,745	14,477
Total stockholders’ equity	865,366	801,128
Total liabilities and stockholders’ equity	$2,830,564	$2,686,232

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$236,894	$225,159	$462,854	$444,578
Cost of labor and chemicals	70,824	69,351	137,616	134,889
Other store operating expenses	90,337	79,029	179,803	156,830
General and administrative	27,829	25,610	52,012	49,297
Gain on sale of assets, net	(4,728)	(3,146)	(4,791)	(2,687)
Total costs and expenses	184,262	170,844	364,640	338,329
Operating income	52,632	54,315	98,214	106,249

Other expense:
Interest expense, net	18,295	8,762	36,043	16,928
Total other expense	18,295	8,762	36,043	16,928
Income before taxes	34,337	45,553	62,171	89,321
Income tax provision	7,205	9,894	13,903	18,174
Net income	$27,132	$35,659	$48,268	$71,147

Other comprehensive income, net of tax:
Gain on interest rate swap	-	301	-	2,170
Total comprehensive income	$27,132	$35,960	$48,268	$73,317

Net income per share:
Basic	$0.09	$0.12	$0.16	$0.24
Diluted	$0.08	$0.11	$0.15	$0.22
Weighted-average common shares outstanding:
Basic	309,314,858	302,666,291	308,308,972	301,803,664
Diluted	328,283,353	327,229,531	327,951,399	328,205,776

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$48,268	$71,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	33,819	30,081
Stock-based compensation expense	11,354	11,498
Gain on sale of assets, net	(4,791)	(2,687)
Amortization of debt issuance costs	842	842
Non-cash lease expense	21,838	19,433
Deferred income tax	11,058	13,983
Changes in assets and liabilities:
Accounts receivable, net	1,145	(1,017)
Other receivables	(2,219)	8,455
Inventory, net	905	(692)
Prepaid expenses and other current assets	133	(3,129)
Accounts payable	5,593	6,137
Accrued expenses	6,525	(1,119)
Deferred revenue	2,966	1,416
Operating lease liability	(19,591)	(18,374)
Other noncurrent assets and liabilities	(723)	(1,359)
Net cash provided by operating activities	$117,122	$134,615

Cash flows from investing activities:
Purchases of property and equipment	(127,868)	(76,399)
Acquisition of car wash operations, net of cash	(4,985)	(47,039)
Proceeds from sale of property and equipment	82,622	3,672
Net cash used in investing activities	$(50,231)	$(119,766)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	4,444	5,436
Payments on debt borrowings	-	(2,100)
Principal payments on finance lease obligations	(324)	(274)
Net cash provided by financing activities	$4,120	$3,062

Net change in cash and cash equivalents and restricted cash during period	71,011	17,911
Cash and cash equivalents and restricted cash at beginning of period	65,222	19,858
Cash and cash equivalents and restricted cash at end of period	$136,233	$37,769

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,281	$16,134
Cash paid for income taxes	$1,500	$1,791

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$14,686	$9,182
Property and equipment in other accrued expenses	$29,718	$5,687
Proceeds from sale of property and equipment in other receivables	$4,149	$-
Stock option exercise proceeds in other receivables	$172	$2

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	306,626,530	$3,072	$783,579	$—	$14,477	$801,128
Stock-based compensation expense	—	—	5,361	—	—	5,361
Vesting of restricted stock units	4,296	—	—	—	—	—
Exercise of stock options	1,471,021	15	1,101	—	—	1,116
Net income	—	—	—	—	21,136	21,136
Balance as of March 31, 2023	308,101,847	$3,087	$790,041	$-	$35,613	$828,741
Stock-based compensation expense	—	—	5,993	—	—	5,993
Issuance of common stock under employee plans	207,042	2	1,591	—	—	1,593
Vesting of restricted stock units	634,069	6	(6)	—	—	—
Exercise of stock options	2,815,372	28	1,879	—	—	1,907
Net income	—	—	—	—	27,132	27,132
Balance as of June 30, 2023	311,758,330	$3,123	$799,498	$-	$62,745	$865,366

Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	300,120,451	$3,007	$752,343	$225	$(98,423)	$657,152
Stock-based compensation expense	—	—	5,519	—	—	5,519
Exercise of stock options	1,486,727	15	1,311	—	—	1,326
Gain on interest rate swap	—	—	—	1,869	—	1,869
Net income	—	—	—	—	35,488	35,488
Balance as of March 31, 2022	301,607,178	$3,022	$759,173	$2,094	$(62,935)	$701,354
Stock-based compensation expense	—	—	5,979	—	—	5,979
Issuance of common stock under employee plans	251,003	2	2,415	—	—	2,417
Vesting of restricted stock units	457,372	5	(5)	—	—	—
Exercise of stock options	1,601,615	16	1,680	—	—	1,696
Gain on interest rate swap	—	—	—	301	—	301
Net income	—	—	—	—	35,659	35,659
Balance as of June 30, 2022	303,917,168	$3,045	$769,242	$2,395	$(27,276)	$747,406

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

1. Nature of Business

Mister Car Wash, Inc., a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is based in Tucson, Arizona and is a provider of conveyorized car wash services. We primarily operate Express Exterior Locations, which offer express exterior cleaning services along with free vacuum services, and interior cleaning services at select locations. As of June 30, 2023, we operated 449 car washes in 21 states.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the 2022 Form 10-K.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of our consolidated financial position as of June 30, 2023, consolidated results of operations and comprehensive income for the three and six months ended June 30, 2023 and 2022, and consolidated cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2023.

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

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $36 and $76 as of June 30, 2023 and December 31, 2022, respectively. The activity in the allowance for doubtful accounts was immaterial for the three and six months ended June 30, 2023 and 2022.

Other Receivables

Other receivables consisted of the following for the periods presented:

	As of
	June 30, 2023	December 31, 2022
Payroll tax withholding and exercise proceeds receivable	$1,043	$273
Construction receivable	7,377	6,199
Income tax receivable	2,255	4,387
Insurance receivable	2,651	2,627
Other	8,396	1,696
Total other receivables	$21,722	$15,182

Inventory, Net

Inventory consisted of the following for the periods presented:

	As of
	June 30, 2023	December 31, 2022
Chemical washing solutions	$8,439	$9,357
Reserve for obsolescence	(166)	(183)
Total inventory, net	$8,273	$9,174

The activity in the reserve for obsolescence was immaterial for the three and six months ended June 30, 2023 and 2022.

Revenue Recognition

The following table summarizes the composition of our net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Recognized over time	$164,733	$149,062	$321,624	$289,936
Recognized at a point in time	72,029	75,822	140,999	153,830
Other revenue	132	275	231	812
Net revenues	$236,894	$225,159	$462,854	$444,578

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average shares outstanding for the period and includes the dilutive impact of potential new shares issuable upon vesting and exercise of stock options, vesting of restricted stock units, and stock purchase rights granted under an employee stock purchase plan. Potentially dilutive securities are excluded from the computation of diluted net income per share because they would have an antidilutive effect. Reconciliations of the numerators and denominators of the basic and diluted net income per share calculations for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$27,132	$35,659	$48,268	$71,147

Denominator:
Weighted-average common shares outstanding - basic	309,314,858	302,666,291	308,308,972	301,803,664
Effect of potentially dilutive securities:
Stock options	18,363,467	23,912,934	19,081,022	25,461,476
Restricted stock units	603,008	648,060	550,611	939,513
Employee stock purchase plan	2,020	2,246	10,794	1,123
Weighted-average common shares outstanding - diluted	328,283,353	327,229,531	327,951,399	328,205,776

Net income per share - basic	$0.09	$0.12	$0.16	$0.24
Net income per share - diluted	$0.08	$0.11	$0.15	$0.22

The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	3,555,410	2,139,197	3,116,583	2,090,169
Restricted stock units	235,216	166,672	295,808	83,336
Employee stock purchase plan	88,163	96,212	45,891	48,106

Recently Adopted Accounting Pronouncements

There have been no new accounting standards issued which would require either disclosure or adoption in the current period.

3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	June 30, 2023	December 31, 2022
Land	$95,069	$94,594
Buildings and improvements	184,178	189,998
Finance leases	16,604	16,604
Leasehold improvements	127,997	115,811
Vehicles and equipment	246,251	229,453
Furniture, fixtures and equipment	92,603	86,613
Construction in progress	81,490	53,373
Property and equipment, gross	844,192	786,446
Less: accumulated depreciation	(245,869)	(223,288)
Less: accumulated amortization - finance leases	(2,786)	(2,284)
Property and equipment, net	$595,537	$560,874

For the three months ended June 30, 2023 and 2022, depreciation expense was $14,555 and $13,198, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense was $29,934 and $26,132, respectively.

For the three months ended June 30, 2023 and 2022, amortization expense on finance leases was $251 and $246, respectively. For the six months ended June 30, 2023 and 2022, amortization expense on finance leases was $502 and $489, respectively.

4. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	June 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and Trademarks	$107,000	$-	$107,200	$200
CPC Unity System	42,900	37,895	42,900	35,750
Customer relationships	9,700	6,178	11,800	8,240
Covenants not to compete	12,720	7,701	12,590	6,685
Other intangible assets, net	$172,320	$51,774	$174,490	$50,875

For the three months ended June 30, 2023 and 2022, amortization expense associated with our finite-lived intangible assets was $1,706 and $1,692, respectively. For the six months ended June 30, 2023 and 2022, amortization expense associated with our finite-lived intangible assets was $3,383 and $3,460, respectively.

As of June 30, 2023, estimated future amortization expense was as follows:

Fiscal Year Ending:
2023 (remaining six months)	$3,362
2024	4,936
2025	1,725
2026	1,483
2027	655
Thereafter	1,385
Total estimated future amortization expense	$13,546

5. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	June 30, 2023	December 31, 2022
Balance at beginning of period	$1,109,815	$1,060,221
Current period acquisitions	-	57,856
Other provisional adjustments	-	(8,262)
Balance at end of period	$1,109,815	$1,109,815

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

6. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	June 30, 2023	December 31, 2022
Utilities	$6,338	$5,439
Accrued other tax expense	9,774	8,863
Insurance expense	3,333	3,275
Greenfield development accruals	29,718	18,772
Other	9,507	4,847
Total other accrued expenses	$58,670	$41,196

Greenfield development accruals represent property and equipment costs, primarily related to land and buildings and improvements not yet invoiced as of June 30, 2023 and December 31, 2022.

7. Income Taxes

The effective income tax rates on continuing operations for the six months ended June 30, 2023 and 2022 were 22.4% and 20.4%, respectively. In general, the effective tax rates differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible expenses such as those related to certain executive compensation, and other discrete tax benefits recorded during the period.

The year-to-date provision for income taxes for the six months ended June 30, 2023 included taxes on earnings at an anticipated annual effective tax rate of 25.5% and a net, favorable tax impact of $1,875 related primarily to discrete tax benefits originating from stock options exercised during the six months ended June 30, 2023.

The year-to-date provision for income taxes for the six months ended June 30, 2022 included taxes on earnings at an anticipated annual effective tax rate of 26.8% and a net, favorable tax impact of $5,744 related primarily to discrete tax benefits originating from stock options exercised during the six months ended June 30, 2022.

The 1.3% decrease in the annual effective tax rate relates primarily to an anticipated reduction in state income tax liabilities.

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

For the six months ended June 30, 2023 and 2022, we did not record any unrecognized tax benefits or interest and penalties related to any uncertain tax positions.

8. Debt

Long-term debt consisted of the following as of the periods presented:

	As of
	June 30, 2023	December 31, 2022
Credit agreement
First lien term loan	$901,201	$901,201
Less: unamortized discount and debt issuance costs	(4,581)	(5,371)
First lien term loan, net	896,620	895,830

Total long-term portion of debt, net	$896,620	$895,830

As of June 30, 2023, annual maturities of debt were as follows:

Fiscal Year Ending:
2023 (remaining six months)	$-
2024	-
2025	-
2026	901,201
2027	-
Thereafter	-
Total maturities of debt	$901,201

As of June 30, 2023 and December 31, 2022, unamortized discount and debt issuance costs were $4,887 and $5,729, respectively, and accumulated amortization of discount and debt issuance costs was $5,288 and $4,446, respectively.

For the three months ended June 30, 2023 and 2022, the amortization of debt issuance costs in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive income was approximately $423.

For the six months ended June 30, 2023 and 2022, the amortization of debt issuance costs in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive income was approximately $842.

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

In December 2021, in connection with the Clean Streak Ventures acquisition, we entered into Amendment No. 3 to the Amended and Restated First Lien Credit Agreement which amended and restated the Amended and Restated First Lien Credit Agreement entered into in May 2019. Under the terms of the Amended First Lien Credit Agreement, the previous First Lien Term Loan was increased by $290,000 to $903,301 with the balance due on May 14, 2026. The incremental increase in aggregate principal of $290,000 resulted in $285,962 of proceeds net of discount and debt issuance costs.

In December 2022, we entered into Amendment No. 4 to the Amended and Restated First Lien Credit Agreement with the lenders party thereto, and Jeffries Finance LLC, as administrative agent, to transition from LIBOR to Eurocurrency rate SOFR spread, whereas all revolver borrowings and term loan borrowings under the existing credit agreement will be SOFR based. All other terms governing this term loan facility remained substantially the same.

As of June 30, 2023 and December 31, 2022, the amount outstanding under the First Lien Term Loan was $901,201. As of June 30, 2023 and December 31, 2022, the interest rate on the First Lien Term Loan was 8.33% and 7.42%, respectively.

The Amended and Restated First Lien Credit Agreement requires us to maintain compliance with a First Lien Net Leverage Ratio. As of June 30, 2023, we were in compliance with the First Lien Net Leverage Ratio financial covenant of the Amended and Restated First Lien Credit Agreement.

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

In June 2021, we entered into Amendment No. 2 to Amended and Restated First Lien Credit Agreement that (i) increased the maximum available borrowing capacity under the Revolving Commitment from $75,000 to $150,000 and (ii) extended the maturity date of the Revolving Commitment to the earliest to occur of (a) June 4, 2026, (b) the date that is six months prior to the maturity date of the First Lien Term Loan (provided that clause (b) shall not apply if the maturity date for the First Lien Term Loan is extended to a date that is at least six months after June 4, 2026, the First Lien Term Loan is refinanced having a maturity date at least six months after June 4, 2026, or the First Lien Term Loan is paid in full), (c) the date that commitments under the Revolving Commitment are permanently reduced to zero, and (d) the date of the termination of the commitments under the Revolving Commitment. The increase to the maximum available borrowing capacity was effected on the close of our initial public offering (the “IPO”) in June 2021.

As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Revolving Commitment.

The maximum available borrowing capacity under the Revolving Commitment is reduced by outstanding letters of credit under the Revolving Commitment. As of June 30, 2023 and December 31, 2022, the available borrowing capacity under the Revolving Commitment was $148,106 and $148,581, respectively.

In addition, an unused commitment fee based on our First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of June 30, 2023 and December 31, 2022, the unused commitment fee was 0.25%.

Standby Letters of Credit

As of June 30, 2023, we have a letter of credit sublimit of $10,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $150,000 subsequent to the First Lien Credit Agreement. Any letter of credit issued under the Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2 to Amended and Restated First Lien Credit Agreement. Letters of credit under the Revolving Commitment reduce the maximum available borrowing capacity under the Revolving Commitment. As of June 30, 2023 and December 31, 2022, the amounts associated with outstanding letters of credit were $1,894 and $1,419, respectively, and unused letters of credit under the Revolving Commitment were $8,106 and $8,581, respectively.

9. Fair Value Measurements

The following table presents financial liabilities which are measured at fair value on a recurring basis as of June 30, 2023:

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

As of June 30, 2023 and December 31, 2022, the fair value of our First Lien Term Loan approximated its carrying value due to the debt’s variable interest rate terms.

As of June 30, 2023, we recognized assets in cash investments of $5,003 which are held in money market funds and are categorized as Level 1 assets. As of December 31, 2022, we recognized assets in cash investments of $5,032, of which $4,992 are held in commercial paper and categorized as Level 2 assets and $40 held in money market funds, which are categorized as Level 1 assets. These investments are highly liquid and have maturities of less than 90 days and are readily convertible to known amounts of cash, therefore, they are recorded within Cash and cash equivalents on the consolidated balance sheet. During the three and six months ended June 30, 2023, interest income related to cash investments was not material.

We recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition in December 2021. We measured its contingent consideration liability using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and our most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when we obtain the certificate of occupancy for the car wash and opens to the public in 2023 and an annual payment based on certain financial metrics of the acquired business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. We determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at June 30, 2023. During the three and six months ended June 30, 2023, a payment was made upon receipt of certificate of occupancy of $0 and $500, respectively.

During the three and six months ended June 30, 2023 and 2022, there were no transfers between fair value measurement levels.

10. Interest Rate Swap

In May 2020, we entered into a pay-fixed, receive-floating interest rate swap (the “Swap”) to mitigate variability in forecasted interest payments on an amortizing notional amount of $550,000 of our variable-rate First Lien Term Loan. We designated the Swap as a cash flow hedge. In October 2022, the interest rate swap expired and was not replaced by a new interest rate swap.

For the three months ended June 30, 2023 and 2022, amounts reported in other comprehensive income in the accompanying unaudited condensed consolidated statements of operations and comprehensive income are net of tax of $0 and $100, respectively.

For the six months ended June 30, 2023 and 2022, amounts reported in other comprehensive income in the accompanying unaudited condensed consolidated statements of operations and comprehensive income are net of tax of $0 and $725, respectively.

11. Leases

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	June 30, 2023	December 31, 2022
Assets
Operating	Operating right of use assets, net	$813,924	$776,689
Finance	Property and equipment, net	13,818	14,320
Total lease assets		$827,742	$791,009

Liabilities
Current
Operating	Current maturities of operating lease liability	$42,029	$40,367
Finance	Current maturities of finance lease liability	706	668
Long-term
Operating	Operating lease liability	796,203	759,775
Finance	Financing lease liability	14,417	14,779
Total lease liabilities		$853,355	$815,589

Components of total lease cost, net, consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating lease expense(1)	$25,308	$21,653	$49,319	$42,857
Finance lease expense
Amortization of lease assets	251	246	502	488
Interest on lease liabilities	273	283	549	568
Short-term lease expense	12	8	26	16
Variable lease expense(2)	2,113	2,488	8,816	7,629
Total	$27,957	$24,678	$59,212	$51,558
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

The following includes supplemental information for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating cash flows from operating leases	$24,934	$21,881	$48,700	$43,342
Operating cash flows from finance leases	$273	$283	$549	$568
Financing cash flows from finance leases	$163	$139	$324	$274

Operating lease ROU assets obtained in exchange for lease liabilities	$48,528	$20,193	$59,055	$28,011
Finance lease ROU assets obtained in exchange for lease liabilities	$-	$103	$-	$103

Weighted-average remaining operating lease term	14.06	14.18	14.06	14.18
Weighted-average remaining finance lease term	15.97	16.78	15.97	16.78

Weighted-average operating lease discount rate	7.83%	6.83%	7.83%	6.83%
Weighted-average finance lease discount rate	7.33%	7.33%	7.33%	7.33%

As of June 30, 2023, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2023 (remaining six months)	$51,077	$881
2024	102,489	1,780
2025	102,552	1,786
2026	101,539	1,792
2027	97,962	1,819
2028	92,100	1,846
Thereafter	870,502	18,425
Total future minimum obligations	$1,418,221	$28,329
Less: Present value discount	(579,989)	(13,206)
Present value of net future minimum lease obligations	$838,232	$15,123
Less: current portion	(42,029)	(706)
Long-term obligations	$796,203	$14,417

Forward-Starting Leases

As of June 30, 2023, we entered into nine leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in the remainder of 2023, or 2024 or 2025 with initial lease terms of 15 to 20 years.

As of December 31, 2022, we entered into seven leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in the remainder of 2023, or 2024 or 2025 with initial lease terms of 15 to 20 years.

Sale-Leaseback Transactions

During the three months ended June 30, 2023, we completed 10 sale-leaseback transactions related to car wash locations with aggregate consideration of $80,042, resulting in a net gain of $4,896, which are included in gain on sale of assets, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated in the three months ended June 30, 2023, the cumulative initial annual rent for the properties was approximately $5,028, subject to annual escalations. These leases are accounted for as operating leases.

During the six months ended June 30, 2023, we completed 12 sale-leaseback transactions related to car wash locations with aggregate consideration of $89,255, resulting in a net gain of $5,226, which are included in gain on sale of assets, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated in the six months ended June 30, 2023, the cumulative initial annual rent for the properties was approximately $5,587, subject to annual escalations. These leases are accounted for as operating leases.

During the three and six months ended June 30, 2022, we completed one sale-leaseback transaction related to car wash locations for $3,800, resulting in a net gain of $3,203, which was included in gain on sale of assets, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

12. Stockholders’ Equity

As of June 30, 2023, there were 1,000,000,000 shares of common stock authorized, 314,932,557 shares of common stock issued, and 311,758,330 shares of common stock outstanding.

As of December 31, 2022, there were 1,000,000,000 shares of common stock authorized, 309,800,757 shares of common stock issued, and 306,626,530 shares of common stock outstanding.

As of June 30, 2023 and December 31, 2022, there were 5,000,000 shares of preferred stock authorized and none were issued or outstanding.

We use the cost method to account for treasury stock. As of June 30, 2023, and December 31, 2022, we had 3,174,227 shares of treasury stock. As of June 30, 2023 and December 31, 2022, the cost of treasury stock included in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets was $6,091.

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

The 2021 Plan

In June 2021, the Board adopted the 2021 Incentive Award Plan (the “2021 Plan”), which was subsequently approved by our stockholders and became effective on June 25, 2021. Under the 2021 Plan, we may grant incentive stock options, nonqualified stock options, restricted stock units ("RSUs"), restricted stock, and other stock- or cash-based awards to our employees, directors, officers, and non-employee consultants. Initially, the maximum number of shares of our common stock that may be issued under the 2021 Plan is 29,800,000 new shares of common stock, which includes 256,431 shares of common stock that remained available for issuance under the 2014 Plan at June 25, 2021. In connection with the IPO, stock option and RSU awards were granted with respect to 3,726,305 shares. Any shares of common stock subject to outstanding stock awards granted under the 2014 Plan and, following June 25, 2021, terminate, expire or are otherwise forfeited, reacquired or withheld will become available for issuance under the 2021 Plan.

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

2021 ESPP Valuation

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP during the periods presented:

Six Months Ended June 30,
	2023	2022
Expected volatility	36.30% - 53.9%	34.33% - 52.72%
Risk-free interest rate	4.53% - 5.26%	0.07% - 1.54%
Expected term (in years)	0.49 - 0.50	0.49 - 0.50
Expected dividend yield	None	None

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2014 Plan and 2021 Plan during the periods presented:

	Six Months Ended June 30,
	2023	2022
Expected volatility	43.74% - 44.68%	35.63% - 35.87%
Risk-free interest rate	3.68% - 4.21%	2.96% - 3.34%
Expected term (in years)	6.0 - 6.26	6.0
Expected dividend yield	None	None

Stock Options

A summary of our stock option activity during the period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	15,651,622	9,882,278	25,533,900	$2.31
Granted	1,704,740	-	1,704,740	$8.90
Exercised	(2,682,782)	(1,420,216)	(4,102,998)	$0.72
Forfeited	(127,713)	(2)	(127,715)	$11.58
Outstanding as of June 30, 2023	14,545,867	8,462,060	23,007,927	$3.03
Options vested or expected to vest as of June 30, 2023	13,473,815	8,462,060	21,935,875	$8.89
Options exercisable as of June 30, 2023	10,222,366	8,462,060	18,684,426	$1.68

The number and weighted-average grant date fair value of stock options during the period presented are as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2022	3,704,919	-	$3.90	$-
Non-vested as of June 30, 2023	4,323,501	-	$4.04	$-
Granted during the period	1,704,740	-	$4.36	$-
Vested during the period	977,734	-	$3.96	$-
Forfeited/canceled during the period	108,424	-	$5.07	$-

We granted 1,704,740 Time Vesting Options with a grant date fair value of $7,425 during the six months ended June 30, 2023. There were no Performance Vesting Options granted during the six months ended June 30, 2023.

The fair value of shares attributable to stock options that vested during the six months ended June 30, 2023 was $8,483.

As of June 30, 2023, the weighted-average remaining contractual life of outstanding stock options was approximately 4.0 years.

Restricted Stock Units

The following table summarizes our RSU activity since December 31, 2022:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2022	2,075,859	$13.55
Granted	2,488,793	$8.40
Vested	(638,365)	$13.58
Forfeited	(164,430)	$12.59
Unvested as of June 30, 2023	3,761,857	$10.18

We granted 2,488,793 RSUs with a grant date fair value of $20,901 during the six months ended June 30, 2023.

The fair value of shares attributable to RSUs that vested during the six months ended June 30, 2023 was $5,348.

As of June 30, 2023, the weighted-average remaining contractual life of outstanding RSUs was approximately 9.41 years.

Stock-Based Compensation Expense

We estimated a forfeiture rate of 8.82% for awards with service-based vesting conditions based on historical experience and future expectations of the vesting of these share-based payments. We used this rate as an assumption in calculating stock-based compensation expense for Time Vesting Options, RSUs, and stock purchase rights granted under the 2021 ESPP.

Total stock-based compensation expense, by caption, recorded in the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of labor and chemicals	$2,093	$2,029	$4,143	$3,900
General and administrative	3,900	3,950	7,211	7,598
Total stock-based compensation expense	$5,993	$5,979	$11,354	$11,498

Total stock-based compensation expense, by award type, recorded in the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Time Vesting Options	$1,774	$1,947	$3,370	$3,867
RSUs	3,961	3,692	7,440	6,918
2021 ESPP	258	340	544	713
Total stock-based compensation expense	$5,993	$5,979	$11,354	$11,498

As of June 30, 2023, total unrecognized compensation expense related to unvested Time Vesting Options was $10,732, which is expected to be recognized over a weighted-average period of 2.72 years.

As of June 30, 2023, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of June 30, 2023, total unrecognized compensation expense related to unvested RSUs was $28,753, which is expected to be recognized over a weighted-average period of 2.73 years.

As of June 30, 2023, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $329, which is expected to be recognized over a weighted-average period of 0.38 years.

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

The unaudited condensed consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. We expensed $33 and $306 of acquisition-related costs for the three months ended June 30, 2023 and 2022, respectively. We expensed $33 and $435 of acquisition-related costs for the six months ended June 30, 2023 and 2022, respectively. These acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

For the three and six months ended June 30, 2023, no goodwill was recorded. For the three and six months ended June 30, 2022, the amount of acquired goodwill not deductible for income tax purposes was $386.

2023 Acquisition

During the three and six months ended June 30, 2023, we acquired the assets and liabilities of one conveyorized car wash in one acquisition for total consideration of $4,985, which was paid in cash. This acquisition resulted in the preliminary recognition of $5,369 of property and equipment, $130 of intangible assets, $137 of other net liabilities and $376 of a bargain purchase gain. The bargain purchase gain is not material and is recorded within Gain on sale of assets, net on the condensed consolidated statements of operations and comprehensive income. We do not believe this acquisition is material to our overall consolidated financial statements.

The acquisition was located in the following market:

Location (Seller)	Number of Washes	Month Acquired
Arizona (Dynamite Car Wash)	1	April

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

Class Action Litigation

On February 14, 2023, a plaintiff filed a purported class action lawsuit in the Stanislaus County Superior Court, California, on behalf of all non-exempt employees employed by Defendants in California any time between February 14, 2019, and the present, against Prime Shine, LLC and Does 1 – 20 inclusive. Plaintiff alleges eight claims for violations of the California Labor Code and one claim for violation of the California Business & Professions Code. On June 13, 2023, Plaintiff filed a First Amended Complaint to add a claim for penalties pursuant to the Private Attorneys General Act. Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential, and incidental losses, penalties, and attorneys’ fees and costs. The parties agreed to an informal exchange of information in lieu of formal discovery prior to mediation with an experienced wage-and-hour mediator. The mediation is currently scheduled for October 19, 2023. Management believes, based on currently available information, that the ultimate outcome of the proceeding described above will not have a material adverse effect on the Company’s financial condition or results of operations.

Insurance

We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of June 30, 2023 and December 31, 2022, we accrued $3,257 and $3,230, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, we recorded $2,651 and $2,627, respectively, in receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying unaudited condensed consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by us utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, we have had minor claims asserted against it by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by us, and it has incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by us, may not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required. We are not aware of any significant remediation matters as of June 30, 2023. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, we are unable to reasonably estimate the ultimate cost of claims asserted against us related to environmental matters; however, we do not believe such costs will be material to our unaudited condensed consolidated financial statements.

In addition to potential claims asserted against us, there are certain regulatory obligations associated with these facilities. We also have a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and we have recognized a provisional amount. As of June 30, 2023 and December 31, 2022, we recorded an environmental remediation accrual of $10 and $12, which is included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

16. Subsequent Events

On July 18, 2023, we acquired 100 percent of the outstanding assets of Cruizers Express Car Wash ("Cruizers"), which consisted of five express car wash locations in Los Angeles, CA. Due to the timing of this acquisition, the initial accounting, including estimating the fair value of assets acquired, has not yet been completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our 2022 Form 10-K. This discussion contains forward-looking statements based upon our current plans, expectations and beliefs. These forward-looking statements involve risks and uncertainties, and our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other parts of this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” and in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand, primarily offering express exterior cleaning services, with interior cleaning services at select locations, across 449 car washes in 21 states as of June 30, 2023. Founded in 1996, we employ an efficient, repeatable, and scalable process, which we call the “Mister Experience,” to deliver a clean, dry, and shiny car every time. The core pillars of the “Mister Experience” are greeting every customer with a wave and smile, providing the highest quality car wash, and delivering the experience quickly and conveniently. We offer a monthly subscription program, which we call the Unlimited Wash Club® (“UWC”), as a flexible, quick, and convenient option for customers to keep their cars clean. Our scale and over 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure, and technology that improve speed of service, quality, and sustainability, which we believe help us to realize strong financial performance.

Factors Affecting Our Business and Trends

We believe that our business and growth depend on a number of factors that present significant opportunities for us and may pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K.

•

Growth in comparable store sales. Comparable store sales have been a driver of our net revenue growth and we expect it to continue to play a key role in our future growth and profitability. We seek to continue to grow our comparable store sales by increasing the number of UWC Members, maximizing efficiency and throughput of our car wash locations, optimizing marketing spend to add new customers, and increasing customer visitation frequency.

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

Factors Affecting the Comparability of Our Results of Operations

Our results have been and may in the future be, affected by the following factors, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Greenfield Location Development

More recently, a component of our growth strategy has been to grow through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and we anticipate further pursuit of this strategy in the future. In the three and six months ended June 30, 2023, we successfully opened nine and 13 greenfield locations, respectively, with the expectation of driving the majority of our future location growth through greenfield development. We believe such a strategy will drive a more controllable pipeline of comparable store sales growth and unit growth for future locations in existing and adjacent markets.

The comparability of our results may be impacted by the inclusion of the financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Acquisitions

In the three and six months ended June 30, 2023, we completed one acquisition of one property that operated as a conveyorized car wash.

Following an acquisition, we implement a variety of operational improvements to unify branding and enhance profitability. As soon as feasible, we fully integrate and transition acquired locations to the “Mister” brand and make investments to improve site flow, upgrade tunnel equipment and technology, and install our proprietary Unity Chemical system, which is a unique blend of our signature products utilizing modernized technology and services to make a better car wash experience for our customers. We also establish member-only lanes, optimize service offerings and implement training initiatives that we have successfully utilized to improve team member engagement and drive UWC growth post-acquisition. The costs associated with these onboarding initiatives, which vary by site, can impact the comparability of our results.

The comparability of our results may also be impacted by the inclusion of financial performance of our acquisitions that have not delivered a full fiscal year of financial results under Mister Car Wash’s ownership.

See Note 14 Business Combinations to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion.

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Financial and Operating Data
Location count (end of period)	449	409	449	409
Comparable store sales growth	0.3%	2%	(0.6)%	7%
UWC Members (in thousands, end of period)	2,065	1,841	2,065	1,841
UWC sales as a percentage of total wash sales	69%	66%	69%	65%
Net income	$27,132	$35,659	$48,268	$71,147
Net income margin	11.5%	15.8%	10.4%	16.0%
Adjusted EBITDA(1)	$73,860	$74,476	$144,836	$149,325
Adjusted EBITDA margin(1)	31.2%	33.1%	31.3%	33.6%

(1) See “Adjusted EBITDA and Adjusted EBITDA Margin” below for more information and for a reconciliation of these measures to Net income and Net income margin, the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

Location Count (end of period)

Our location count refers to the total number of car wash locations at the end of a period, inclusive of new greenfield locations, acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions, and closings, have, and will continue to have, an impact on our performance. In the three and six months ended June 30, 2023, we increased our location count by the nine and 13 greenfield locations noted above, respectively, and one acquisition, offset by one location that was closed during the first quarter.

Our Express Exterior Locations, which offer express exterior cleaning services, comprise 375 of our current locations and our Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services, comprise 74 of our current locations.

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

Opening new locations is a component of our growth strategy and as we continue to execute on our growth strategy, we expect that a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy. For the three months ended June 30, 2023, comparable store sales increased 0.3% compared to an increase of 2% in the three months ended June 30, 2022.

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 2.1 million and approximately 1.8 million UWC Members as of June 30, 2023 and June 30, 2022, respectively. There were approximately 1.9 million UWC Members as of December 31, 2022.

Our UWC Members grew by approximately 12% from June 30, 2022 through June 30, 2023 and approximately 10% from December 31, 2022 through June 30, 2023.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our subscription offering. UWC sales were 69% and 66% of our total wash sales for the three months ended June 30, 2023 and 2022, respectively. UWC sales were 69% and 65% of our total wash sales for the six months ended June 30, 2023 and 2022, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP measure of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Adjusted EBITDA is defined as net income before interest expense, net, income tax provision, depreciation and amortization expense, (gain) loss on sale of assets, stock-based compensation expense, acquisition expenses, non-cash rent expense, expenses associated with the completion of our initial public offering, or IPO, in June 2021, and other nonrecurring charges. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues for a given period.

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

Adjusted EBITDA was approximately $73.9 million and $74.5 million in the three months ended June 30, 2023 and 2022, respectively. Our Adjusted EBITDA margin was 31.2% and 33.1% in the three months ended June 30, 2023 and 2022, respectively. The Adjusted EBITDA and Adjusted EBITDA margin results in the three months ended June 30, 2023 compared to the prior year period are primarily attributable to the increase in Other store operating expenses during the three months ended June 30, 2023. Adjusted EBITDA was approximately $144.8 million and $149.3 million in the six months ended June 30, 2023 and 2022, respectively. Our Adjusted EBITDA margin was 31.3% and 33.6% in the six months ended June 30, 2023 and 2022, respectively. The Adjusted EBITDA and Adjusted EBITDA margin results in the six months ended June 30, 2023 compared to the prior year period are primarily attributable to the increase in Other store operating expenses during the six months ended June 30, 2023. The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Reconciliation of net income to Adjusted EBITDA:
Net income	$27,132	$35,659	$48,268	$71,147
Interest expense, net	18,295	8,762	36,043	16,928
Income tax provision	7,205	9,894	13,903	18,174
Depreciation and amortization expense	16,512	15,136	33,819	30,081
Gain on sale of assets, net (a)	(4,728)	(3,146)	(4,791)	(2,687)
Stock-based compensation expense (b)	5,993	5,979	11,354	11,498
Acquisition expenses (c)	1,280	704	1,739	1,238
Non-cash rent expense (d)	1,184	555	2,214	1,075
Expenses associated with initial public offering (e)	-	(14)	-	272
Other (f)	987	947	2,287	1,599
Adjusted EBITDA	$73,860	$74,476	$144,836	$149,325
Net Revenues	$236,894	$225,159	$462,854	$444,578
Adjusted EBITDA margin	31.2%	33.1%	31.3%	33.6%
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

Results of Operations for the Three Months Ended June 30, 2023 and 2022 (Unaudited)

The unaudited results of operations data for the three months ended June 30, 2023 and 2022 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2023		2022
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$236,894	100%	$225,159	100%

Store operating costs:
Cost of labor and chemicals	70,824	30%	69,351	31%
Other store operating expenses	90,337	38%	79,029	35%
General and administrative	27,829	12%	25,610	11%
Gain on sale of assets, net	(4,728)	(2)%	(3,146)	(1)%
Total costs and expenses	184,262	78%	170,844	76%
Operating income	52,632	22%	54,315	24%
Other expense:
Interest expense, net	18,295	8%	8,762	4%
Total other expense	18,295	8%	8,762	4%
Income before taxes	34,337	14%	45,553	20%
Income tax provision	7,205	3%	9,894	4%
Net income	27,132	11%	35,659	16%

Net Revenues

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Net revenues	$236,894	$225,159	$11,735	5%

The increase in net revenues was primarily attributable to the increase in car wash sales due to growth in UWC Members and the year-over-year addition of 40 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Cost of labor and chemicals	$70,824	$69,351	$1,473	2%
Percentage of net revenues	30%	31%

The increase in the cost of labor and chemicals is primarily attributable to the year-over-year addition of 40 locations and some inflationary pressures on our wash chemicals and supplies. The increase from additional stores and inflationary pressures were partially offset by a decrease of approximately $1.9 million in store labor costs from optimized scheduling guidelines implemented in the second half of fiscal year 2022.

Other Store Operating Expenses

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Other store operating expenses	$90,337	$79,029	$11,308	14%
Percentage of net revenues	38%	35%

The increase in other store operating expenses was attributable to the year-over-year addition of 40 locations and some inflationary pressures on our utilities and maintenance expenses. Rent expense increased approximately $4.0 million primarily due to the addition of 54 new car wash leases.

General and Administrative

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
General and administrative	$27,829	$25,610	$2,219	9%
Percentage of net revenues	12%	11%

The increase in general and administrative expenses was primarily driven by an increase of approximately $1.0 million in salaries and benefits, an increase of approximately $1.0 million in marketing expenses, and an increase of approximately $0.6 million in other corporate initiatives to support our growth, partially offset by a decrease of approximately $0.6 million in corporate insurances. As a percentage of net revenues, general and administrative expenses for the three months ended June 30, 2023 remained consistent to the prior year period.

Gain on Sale of Assets, Net

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Gain on sale of assets, net	$(4,728)	$(3,146)	$(1,582)	50%
Percentage of net revenues	(2)%	(1)%

The change in gain on sale of assets, net was primarily driven by gains associated with our sale-leaseback transactions in the current year.

Other Expense

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Other expense	$18,295	$8,762	$9,533	109%
Percentage of net revenues	8%	4%

The increase in other expense was primarily driven by an increase in interest expense due to higher average interest rates as compared to the prior year period and the expiration of our interest rate hedge in October 2022.

Income Tax Provision

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Income tax provision	$7,205	$9,894	$(2,689)	(27)%
Percentage of net revenues	3%	4%

The decrease in income tax provision was primarily driven by reduced pre-tax income, net of the reduced impact of income tax benefits from equity awards in the current quarter.

Results of Operations for the Six Months Ended June 30, 2023 and 2022 (Unaudited)

The unaudited results of operations data for the six months ended June 30, 2023 and 2022 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
	2023		2022
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$462,854	100%	$444,578	100%

Store operating costs:
Cost of labor and chemicals	137,616	30%	134,889	30%
Other store operating expenses	179,803	39%	156,830	35%
General and administrative	52,012	11%	49,297	11%
Gain on sale of assets, net	(4,791)	(1)%	(2,687)	(1)%
Total costs and expenses	364,640	79%	338,329	76%
Operating income	98,214	21%	106,249	24%
Other expense:
Interest expense, net	36,043	8%	16,928	4%
Total other expense	36,043	8%	16,928	4%
Income before taxes	62,171	13%	89,321	20%
Income tax provision	13,903	3%	18,174	4%
Net income	48,268	10%	71,147	16%

Net Revenues

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Net revenues	$462,854	$444,578	$18,276	4%

The increase in net revenues was primarily attributable to the increase in car wash sales due to growth in UWC Members and the year-over-year addition of 40 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Cost of labor and chemicals	$137,616	$134,889	$2,727	2%
Percentage of net revenues	30%	30%

The increase in the cost of labor and chemicals is primarily attributable to the year-over-year addition of 40 locations and some inflationary pressures on our wash chemicals and supplies. The increase from additional stores and inflationary pressures were partially offset by a decrease of approximately $4.8 million in store labor costs from optimized scheduling guidelines implemented in the second half of fiscal year 2022.

Other Store Operating Expenses

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Other store operating expenses	$179,803	$156,830	$22,973	15%
Percentage of net revenues	39%	35%

The increase in other store operating expenses was attributable to the year-over-year addition of 40 locations and some inflationary pressures on our utilities and maintenance expenses. Rent expense increased approximately $7.2 million primarily due to the addition of 54 new car wash leases.

General and Administrative

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
General and administrative	$52,012	$49,297	$2,715	6%
Percentage of net revenues	11%	11%

The increase in general and administrative expenses was primarily driven by an increase of approximately $1.9 million in salaries and benefits and an increase of approximately $1.5 million in marketing expenses, offset by a decrease of approximately $0.8 million in corporate insurances and $0.4 million in stock-based compensation costs. As a percentage of net revenues, general and administrative expenses for the six months ended June 30, 2023 remained consistent to the prior year period.

Gain on Sale of Assets, Net

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Gain on sale of assets, net	$(4,791)	$(2,687)	$(2,104)	78%
Percentage of net revenues	(1)%	(1)%

The change in gain on sale of assets, net was primarily driven by gains associated with our sale-leaseback transactions in the current year.

Other Expense

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Other expense	$36,043	$16,928	$19,115	113%
Percentage of net revenues	8%	4%

The increase in other expense was primarily driven by an increase in interest expense due to higher average interest rates as compared to the prior year period and the expiration of our interest rate hedge in October 2022.

Income Tax Provision

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Income tax provision	$13,903	$18,174	$(4,271)	(24)%
Percentage of net revenues	3%	4%

The decrease in income tax provision was primarily driven by reduced pre-tax income, net of the reduced impact of income tax benefits from equity awards in the current year.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, which includes lease payments, pursue greenfield expansion, acquisitions of new locations and to service our indebtedness. Historically, these cash requirements have been met through funds raised by the sale of our common stock, utilization of our Revolving Commitment, First Lien Term Loan, sale-leaseback transactions, and cash provided by operations.

As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $136.1 million and $65.2 million, respectively, and $148.1 million and $148.6 million, respectively, of available borrowing capacity under our Revolving Commitment.

For a description of our Credit Facilities, please see Note 8 Debt in the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of June 30, 2023, we were in compliance with the covenants under the Amended and Restated First Lien Credit Agreement.

We believe that our sources of liquidity and capital will be sufficient to finance our growth strategy and resulting operations, as well as planned capital expenditures, for the foreseeable future. However, we cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

Cash Flows for the Six Months Ended June 30, 2023 and 2022 (Unaudited)

The following table shows summary cash flow information for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Net cash provided by operating activities	$117,122	$134,615
Net cash used in investing activities	(50,231)	(119,766)
Net cash provided by financing activities	4,120	3,062
Net increase in cash and cash equivalents, and restricted cash	$71,011	$17,911

Operating Activities. Net cash used in operating activities consists of net income adjusted for certain non-cash items, including stock-based compensation expense, depreciation of property and equipment, gains on sale of assets, net, amortization of leased assets and deferred income taxes, as well as the effect of changes in other working capital amounts.

For the six months ended June 30, 2023, net cash provided by operating activities was $117.1 million and was comprised of net income of $48.3 million, increased by $74.1 million as a result of non-cash adjustments comprised primarily of depreciation and amortization expense, stock-based compensation expense, non-cash lease expense, deferred income taxes, a gain on sale of assets, net, and amortization of debt issuance costs. Changes in working capital balances decreased cash provided by operating activities by $5.3 million and were primarily driven by operating lease payments and increases in other receivables, accounts payable, accrued expense, and deferred revenue.

For the six months ended June 30, 2022, net cash provided by operating activities was $134.6 million and was comprised of net income of $71.1 million, increased by $73.2 million as a result of non-cash adjustments comprised primarily of stock-based compensation expense, depreciation and amortization expense, non-cash lease expense, deferred income taxes, a gain on sale of assets, and amortization of deferred financing costs. Changes in working capital balances decreased cash provided by operating activities by $9.7 million and were primarily driven by increases in the operating lease liability, other noncurrent assets and liabilities and prepaid expenses and other current assets, offset by a decrease in other receivables, accounts payable and accrued expenses.

Investing Activities. Our net cash used in investing activities primarily consists of purchases and sale of property and equipment.

For the six months ended June 30, 2023, net cash used in investing activities was $50.2 million and was primarily comprised of investments in property and equipment to support our greenfield development and other initiatives and one acquisition, offset by the sale of property and equipment.

For the six months ended June 30, 2022, net cash used in investing activities was $119.8 million and was primarily comprised of investment in property and equipment to support our greenfield development and other initiatives and two acquisitions, partially offset by the sale of property and equipment.

Financing Activities. Our net cash provided by financing activities primarily consists of payments on our First Lien Term Loan and Revolving Commitment, payments on finance lease obligations, as well as issuance of common stock under employee plans.

For the six months ended June 30, 2023, net cash provided by financing activities was $4.1 million and was primarily comprised of proceeds from exercise of stock options, partially offset by payments on finance lease obligations.

For the six months ended June 30, 2022, net cash provided by financing activities was $3.1 million and was primarily comprised of proceeds from exercise of stock options, partially offset by repayments of our First Lien Term Loan and principal payments on finance lease obligations.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our 2022 Form 10-K. There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2023.

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

Interest Rate Risk

Our First Lien Term Loan bears interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. As of June 30, 2023 and December 31, 2022, we had $901.2 million of variable rate debt outstanding under our First Lien Term Loan. Based on the balance outstanding under our First Lien Term Loan as of June 30, 2023, an increase or decrease of 100 basis points in the effective interest rate on the First Lien Term Loan would cause an increase or decrease in interest expense of approximately $9 million over the next 12 months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023. Based on that evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2023 in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subjected from time-to-time to various claims, lawsuits and other legal proceedings, including intellectual property claims. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with any certainty. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management’s estimates prove incorrect, we could incur a charge to earnings which could have a material and adverse effect on our business, results of operations, and financial condition.

Class Action Litigation

On February 14, 2023, a plaintiff filed a purported class action lawsuit in the Stanislaus County Superior Court, California, on behalf of all non-exempt employees employed by Defendants in California any time between February 14, 2019, and the present, against Prime Shine, LLC and Does 1 – 20 inclusive. Plaintiff alleges eight claims for violations of the California Labor Code and one claim for violation of the California Business & Professions Code. On June 13, 2023, Plaintiff filed a First Amended Complaint to add a claim for penalties pursuant to the Private Attorneys General Act. Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential, and incidental losses, penalties, and attorneys’ fees and costs. The parties agreed to an informal exchange of information in lieu of formal discovery prior to mediation with an experienced wage-and-hour mediator. The mediation is currently scheduled for October 19, 2023. Management believes, based on currently available information, that the ultimate outcome of the proceeding described above will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plan Elections

On June 5, 2023, Jed Gold, Chief Financial Officer, modified a Rule 10b5-1 trading arrangement, originally adopted on September 12, 2022, to change the amount of shares to be sold under the plan, the price limits for sales under the plan, and the timing of sales under the plan. The modified trading arrangement was entered into during an open window period under the Company’s Insider Trading Compliance Policy. The original and the modified trading arrangement are intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the potential sale of up to 778,525 shares of the Company’s common stock until August 23, 2024.

Item 6. Exhibits.

Exhibit Number	Description	Form	File. No	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.2	06/01/2022
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.1	06/01/2023
3.3	Amended and Restated Bylaws of the Company	8-K	001-40542	3.2	07/02/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

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

Mister Car Wash, Inc.

Date: August 4, 2023	By:	/s/ John Lai
John Lai
Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial Officer)