Form 10-Q
period 2023-09-30
Mister Car Wash, Inc.
filed 2023-11-03
CIK 1853513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 314,069,896 shares of common stock, $0.01 par value per share, outstanding.

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
•
Our business is subject to various laws and regulations, including environmental, and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect our business.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mister Car Wash, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(Unaudited)

	As of
(Amounts in thousands, except share and per share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$62,133	$65,152
Restricted cash	107	70
Accounts receivable, net	5,816	3,941
Other receivables	14,987	15,182
Inventory, net	9,222	9,174
Prepaid expenses and other current assets	13,026	12,618
Total current assets	105,291	106,137

Property and equipment, net	660,733	560,874
Operating lease right of use assets, net	829,790	776,689
Other intangible assets, net	119,341	123,615
Goodwill	1,135,506	1,109,815
Other assets	9,013	9,102
Total assets	$2,859,674	$2,686,232

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,791	$25,649
Accrued payroll and related expenses	22,200	17,218
Other accrued expenses	41,551	41,196
Current maturities of operating lease liability	42,898	40,367
Current maturities of finance lease liability	726	668
Deferred revenue	32,779	29,395
Total current liabilities	174,945	154,493

Long-term portion of debt, net	897,022	895,830
Operating lease liability	806,448	759,775
Financing lease liability	14,230	14,779
Deferred tax liability	68,268	53,395
Other long-term liabilities	6,044	6,832
Total liabilities	1,966,957	1,885,104

Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 313,970,741 and 306,626,530 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	3,145	3,072
Additional paid-in capital	807,342	783,579
Retained earnings	82,230	14,477
Total stockholders’ equity	892,717	801,128
Total liabilities and stockholders’ equity	$2,859,674	$2,686,232

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$234,076	$217,576	$696,930	$662,154
Cost of labor and chemicals	72,760	68,228	210,376	203,117
Other store operating expenses	90,514	82,343	270,317	239,173
General and administrative	26,426	24,743	78,438	74,040
(Gain) loss on sale of assets, net	1,321	(649)	(3,470)	(3,336)
Total costs and expenses	191,021	174,665	555,661	512,994
Operating income	43,055	42,911	141,269	149,160

Other expense:
Interest expense, net	19,100	10,100	55,143	27,028
Total other expense	19,100	10,100	55,143	27,028
Income before taxes	23,955	32,811	86,126	122,132
Income tax provision	4,470	8,814	18,373	26,988
Net income	$19,485	$23,997	$67,753	$95,144

Other comprehensive income, net of tax:
(Loss) gain on interest rate swap	-	(1,795)	-	375
Total comprehensive income	$19,485	$22,202	$67,753	$95,519

Net income per share:
Basic	$0.06	$0.08	$0.22	$0.31
Diluted	$0.06	$0.07	$0.21	$0.29
Weighted-average common shares outstanding:
Basic	312,883,586	304,290,590	309,850,600	302,641,749
Diluted	328,844,569	326,881,152	328,265,878	327,773,344

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$67,753	$95,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	51,418	45,274
Stock-based compensation expense	17,643	16,959
Gain on sale of assets, net	(3,470)	(3,336)
Amortization of debt issuance costs	1,270	1,270
Non-cash lease expense	33,337	29,602
Deferred income tax	14,748	21,526
Changes in assets and liabilities:
Accounts receivable, net	(1,874)	(1,663)
Other receivables	212	8,355
Inventory, net	88	(2,431)
Prepaid expenses and other current assets	(408)	(2,458)
Accounts payable	3,777	6,424
Accrued expenses	8,170	4,295
Deferred revenue	3,288	660
Operating lease liability	(29,689)	(32,103)
Other noncurrent assets and liabilities	(777)	(2,065)
Net cash provided by operating activities	$165,486	$185,453

Cash flows from investing activities:
Purchases of property and equipment	(218,692)	(132,014)
Acquisition of car wash operations, net of cash	(51,890)	(65,533)
Proceeds from sale of property and equipment	96,930	63,763
Net cash used in investing activities	$(173,652)	$(133,784)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	6,176	5,941
Payments on debt borrowings	-	(2,100)
Principal payments on finance lease obligations	(492)	(421)
Other financing activities	(500)	-
Net cash provided by financing activities	$5,184	$3,420

Net change in cash and cash equivalents and restricted cash during period	(2,982)	55,089
Cash and cash equivalents and restricted cash at beginning of period	65,222	19,858
Cash and cash equivalents and restricted cash at end of period	$62,240	$74,947

Supplemental disclosure of cash flow information:
Cash paid for interest	$56,164	$25,900
Cash paid for income taxes	$2,409	$2,416

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$15,167	$10,965
Property and equipment in other accrued expenses	$16,439	$3,886
Stock option exercise proceeds in other receivables	$17	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	306,626,530	$3,072	$783,579	$—	$14,477	$801,128
Stock-based compensation expense	—	—	5,361	—	—	5,361
Vesting of restricted stock units	4,296	—	—	—	—	—
Exercise of stock options	1,471,021	15	1,101	—	—	1,116
Net income	—	—	—	—	21,136	21,136
Balance as of March 31, 2023	308,101,847	$3,087	$790,041	$-	$35,613	$828,741
Stock-based compensation expense	—	—	5,993	—	—	5,993
Issuance of common stock under employee plans	207,042	2	1,591	—	—	1,593
Vesting of restricted stock units	634,069	6	(6)	—	—	—
Exercise of stock options	2,815,372	28	1,879	—	—	1,907
Net income	—	—	—	—	27,132	27,132
Balance as of June 30, 2023	311,758,330	$3,123	$799,498	$-	$62,745	$865,366
Stock-based compensation expense	—	—	6,289	—	—	6,289
Exercise of stock options	2,212,411	22	1,555	—	—	1,577
Net income	—	—	—	—	19,485	19,485
Balance as of September 30, 2023	313,970,741	$3,145	$807,342	$-	$82,230	$892,717

Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	300,120,451	$3,007	$752,343	$225	$(98,423)	$657,152
Stock-based compensation expense	—	—	5,519	—	—	5,519
Exercise of stock options	1,486,727	15	1,311	—	—	1,326
Gain on interest rate swap	—	—	—	1,869	—	1,869
Net income	—	—	—	—	35,488	35,488
Balance as of March 31, 2022	301,607,178	$3,022	$759,173	$2,094	$(62,935)	$701,354
Stock-based compensation expense	—	—	5,979	—	—	5,979
Issuance of common stock under employee plans	251,003	2	2,415	—	—	2,417
Vesting of restricted stock units	457,372	5	(5)	—	—	—
Exercise of stock options	1,601,615	16	1,680	—	—	1,696
Gain on interest rate swap	—	—	—	301	—	301
Net income	—	—	—	—	35,659	35,659
Balance as of June 30, 2022	303,917,168	$3,045	$769,242	$2,395	$(27,276)	$747,406
Stock-based compensation expense	-	-	5,461	—	—	5,461
Exercise of stock options	707,166	7	496	—	—	503
Shares repurchased	—	—	—	—	—	—
Loss on interest rate swap	—	—	—	(1,795)	—	(1,795)
Net income	—	—	—	—	23,997	23,997
Balance as of September 30, 2022	304,624,334	$3,052	$775,199	$600	$(3,279)	$775,572

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

1. Nature of Business

Mister Car Wash, Inc., a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is based in Tucson, Arizona and is a provider of conveyorized car wash services. We primarily operate Express Exterior Locations, which offer express exterior cleaning services along with free vacuum services, and interior cleaning services at select locations. As of September 30, 2023, we operated 462 car washes in 21 states.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the 2022 Form 10-K.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of our consolidated financial position as of September 30, 2023, consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2023 and 2022, and consolidated cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the consolidated results of operations that may be expected for any other future interim or annual period.

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

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $78 and $76 as of September 30, 2023 and December 31, 2022, respectively. The activity in the allowance for doubtful accounts was immaterial for the three and nine months ended September 30, 2023 and 2022.

Other Receivables

Other receivables consisted of the following for the periods presented:

	As of
	September 30, 2023	December 31, 2022
Payroll tax withholding and exercise proceeds receivable	$31	$273
Construction receivable	7,600	6,199
Income tax receivable	2,208	4,387
Insurance receivable	3,771	2,627
Other	1,377	1,696
Total other receivables	$14,987	$15,182

Inventory, Net

Inventory consisted of the following for the periods presented:

	As of
	September 30, 2023	December 31, 2022
Chemical washing solutions	$9,410	$9,357
Reserve for obsolescence	(188)	(183)
Total inventory, net	$9,222	$9,174

The activity in the reserve for obsolescence was immaterial for the three and nine months ended September 30, 2023 and 2022.

Revenue Recognition

The following table summarizes the composition of our net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Recognized over time	$167,670	$150,873	$489,294	$440,809
Recognized at a point in time	66,320	66,590	207,319	220,420
Other revenue	86	113	317	925
Net revenues	$234,076	$217,576	$696,930	$662,154

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$19,485	$23,997	$67,753	$95,144

Denominator:
Weighted-average common shares outstanding - basic	312,883,586	304,290,590	309,850,600	302,641,749
Effect of potentially dilutive securities:
Stock options	15,573,984	22,377,790	17,912,009	24,433,580
Restricted stock units	289,840	154,987	463,687	678,005
Employee stock purchase plan	97,159	57,785	39,582	20,010
Weighted-average common shares outstanding - diluted	328,844,569	326,881,152	328,265,878	327,773,344

Net income per share - basic	$0.06	$0.08	$0.22	$0.31
Net income per share - diluted	$0.06	$0.07	$0.21	$0.29

The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	3,798,034	2,384,530	3,343,733	2,188,289
Restricted stock units	8,049	15,165	199,888	60,612
Employee stock purchase plan	-	7,186	30,594	34,466

Recently Adopted Accounting Pronouncements

There have been no new accounting standards issued which would require either disclosure or adoption in the current period.

3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	September 30, 2023	December 31, 2022
Land	$104,643	$94,594
Buildings and improvements	228,008	189,998
Finance leases	16,604	16,604
Leasehold improvements	125,249	115,811
Vehicles and equipment	257,854	229,453
Furniture, fixtures and equipment	95,307	86,613
Construction in progress	94,252	53,373
Property and equipment, gross	921,917	786,446
Less: accumulated depreciation	(258,147)	(223,288)
Less: accumulated amortization - finance leases	(3,037)	(2,284)
Property and equipment, net	$660,733	$560,874

For the three months ended September 30, 2023 and 2022, depreciation expense was $15,633 and $13,314, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense was $45,567 and $39,446, respectively.

For the three months ended September 30, 2023 and 2022, amortization expense on finance leases was $251 and $250, respectively. For the nine months ended September 30, 2023 and 2022, amortization expense on finance leases was $753 and $739, respectively.

4. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	September 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and Trademarks	$107,000	$-	$107,200	$200
CPC Unity System	42,900	38,968	42,900	35,750
Customer relationships	9,700	6,308	11,800	8,240
Covenants not to compete	13,230	8,213	12,590	6,685
Other intangible assets, net	$172,830	$53,489	$174,490	$50,875

For the three months ended September 30, 2023 and 2022, amortization expense associated with our finite-lived intangible assets was $1,715 and $1,629, respectively. For the nine months ended September 30, 2023 and 2022, amortization expense associated with our finite-lived intangible assets was $5,098 and $5,089, respectively.

As of September 30, 2023, estimated future amortization expense was as follows:

Fiscal Year Ending:
2023 (remaining three months)	$1,686
2024	5,038
2025	1,827
2026	1,585
2027	757
Thereafter	1,448
Total estimated future amortization expense	$12,341

5. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	September 30, 2023	December 31, 2022
Balance at beginning of period	$1,109,815	$1,060,221
Current period acquisitions	25,691	57,856
Other provisional adjustments	-	(8,262)
Balance at end of period	$1,135,506	$1,109,815

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

6. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	September 30, 2023	December 31, 2022
Utilities	$5,769	$5,439
Accrued other tax expense	11,690	8,863
Insurance expense	4,475	3,275
Greenfield development accruals	16,439	18,772
Other	3,178	4,847
Total other accrued expenses	$41,551	$41,196

Greenfield development accruals represent property and equipment costs, primarily related to land and buildings and improvements not yet invoiced as of September 30, 2023 and December 31, 2022.

7. Income Taxes

The effective income tax rates on continuing operations for the nine months ended September 30, 2023 and 2022 were 21.3% and 22.1%, respectively. In general, the effective tax rates differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible expenses such as those related to certain executive compensation, and other discrete tax benefits recorded during the period.

The year-to-date provision for income taxes for the nine months ended September 30, 2023 included taxes on earnings at an anticipated annual effective tax rate of 25.6% and a net, favorable tax impact of $3,638 related primarily to discrete tax benefits originating from stock options exercised during the nine months ended September 30, 2023.

The year-to-date provision for income taxes for the nine months ended September 30, 2022 included taxes on earnings at an anticipated annual effective tax rate of 26.6% and a net, favorable tax impact of $5,543 related primarily to discrete tax benefits originating from stock options exercised during the nine months ended September 30, 2022.

The 1.0% decrease in the annual effective tax rate relates primarily to an anticipated reduction in state income tax liabilities.

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

For the nine months ended September 30, 2023 and 2022, we did not record any unrecognized tax benefits or interest and penalties related to any uncertain tax positions.

8. Debt

Long-term debt consisted of the following as of the periods presented:

	As of
	September 30, 2023	December 31, 2022
Credit agreement
First lien term loan	$901,201	$901,201
Less: unamortized discount and debt issuance costs	(4,179)	(5,371)
First lien term loan, net	897,022	895,830

Total long-term portion of debt, net	$897,022	$895,830

As of September 30, 2023, annual maturities of debt were as follows:

Fiscal Year Ending:
2023 (remaining six months)	$-
2024	-
2025	-
2026	901,201
2027	-
Thereafter	-
Total maturities of debt	$901,201

As of September 30, 2023 and December 31, 2022, unamortized discount and debt issuance costs were $4,459 and $5,729, respectively, and accumulated amortization of discount and debt issuance costs was $5,716 and $4,446, respectively.

For the three months ended September 30, 2023 and 2022, the amortization of debt issuance costs in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive income was approximately $428.

For the nine months ended September 30, 2023 and 2022, the amortization of debt issuance costs in interest expense, net in the unaudited condensed consolidated statements of operations and comprehensive income was approximately $1,270.

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

Under the First Lien Term Loan under the Credit Agreement, we had the option of selecting either (i) a Base Rate interest rate plus fixed margin of 2.25% or (ii) a Eurodollar (LIBOR) interest rate for one, two, three or six months plus a fixed margin of 3.25%.

Under the Revolving Commitment under the Credit Agreement, we had the option of selecting either (i) a Base Rate interest rate plus a variable margin of 2.50% to 3.00%, based on our First Lien Net Debt Leverage Ratio, or (ii) a Eurodollar (LIBOR) interest rate for one, two, three or six months plus a variable margin of 3.50% to 4.00%, based on our First Lien Net Leverage Ratio.

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

As of September 30, 2023 and December 31, 2022, the amount outstanding under the First Lien Term Loan was $901,201. As of September 30, 2023 and December 31, 2022, the interest rate on the First Lien Term Loan was 8.42% and 7.42%, respectively.

The Amended and Restated First Lien Credit Agreement requires us to maintain compliance with a First Lien Net Leverage Ratio. As of September 30, 2023, we were in compliance with the First Lien Net Leverage Ratio financial covenant of the Amended and Restated First Lien Credit Agreement.

Revolving Commitment

In May 2019, as a part of the Amended and Restated First Lien Credit Agreement, the Revolving Commitment was increased from $50,000 to $75,000. We had the option of selecting either a Base Rate interest rate plus a variable margin based on our First Lien Net Leverage Ratio (ranging from 2.0% to 2.5%) or a Eurodollar Rate interest rate for one, two, three or six months plus a variable margin based on our First Lien Net Leverage Ratio (ranging from 3.0% to 3.5%).

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

As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Revolving Commitment.

The maximum available borrowing capacity under the Revolving Commitment is reduced by outstanding letters of credit under the Revolving Commitment. As of September 30, 2023 and December 31, 2022, the available borrowing capacity under the Revolving Commitment was $148,642 and $148,581, respectively.

In addition, an unused commitment fee based on our First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of September 30, 2023 and December 31, 2022, the unused commitment fee was 0.25%.

Standby Letters of Credit

As of September 30, 2023, we have a letter of credit sublimit of $10,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $150,000 subsequent to the First Lien Credit Agreement. Any letter of credit issued under the Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2 to Amended and Restated First Lien Credit Agreement. Letters of credit under the Revolving Commitment reduce the maximum available borrowing capacity under the Revolving Commitment. As of September 30, 2023 and December 31, 2022, the amounts associated with outstanding letters of credit were $1,358 and $1,419, respectively, and unused letters of credit under the Revolving Commitment were $8,642 and $8,581, respectively.

9. Fair Value Measurements

The following table presents financial liabilities which are measured at fair value on a recurring basis as of September 30, 2023:

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

As of September 30, 2023 and December 31, 2022, the fair value of our First Lien Term Loan approximated its carrying value due to the debt’s variable interest rate terms.

As of September 30, 2023, we recognized assets in cash investments of $5,077, of which $4,992 are held in commercial paper and categorized as Level 2 assets and $85 held in money market funds, which are categorized as Level 1 assets. As of December 31, 2022, we recognized assets in cash investments of $5,032, of which $4,992 are held in commercial paper and categorized as Level 2 assets and $40 held in money market funds, which are categorized as Level 1 assets. These investments are highly liquid and have maturities of less than 90 days and are readily convertible to known amounts of cash, therefore, they are recorded within Cash and cash equivalents on the consolidated balance sheet. During the three and nine months ended September 30, 2023, interest income related to cash investments was not material.

We recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition in December 2021. We measured its contingent consideration liability using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and our most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when we obtain the certificate of occupancy for the car wash and opens to the public in 2023 and an annual payment based on certain financial metrics of the acquired business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. We determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at September 30, 2023. During the three and nine months ended September 30, 2023, a payment was made upon receipt of certificate of occupancy of $0 and $500, respectively.

During the three and nine months ended September 30, 2023 and 2022, there were no transfers between fair value measurement levels.

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

For the three months ended September 30, 2023 and 2022, amounts reported in other comprehensive income (loss) in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) are net of tax of $0 and ($601), respectively.

For the nine months ended September 30, 2023 and 2022, amounts reported in other comprehensive income in the accompanying unaudited condensed consolidated statements of operations and comprehensive income are net of tax of $0 and $125, respectively.

11. Leases

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	September 30, 2023	December 31, 2022
Assets
Operating	Operating right of use assets, net	$829,790	$776,689
Finance	Property and equipment, net	13,567	14,320
Total lease assets		$843,357	$791,009

Liabilities
Current
Operating	Current maturities of operating lease liability	$42,898	$40,367
Finance	Current maturities of finance lease liability	726	668
Long-term
Operating	Operating lease liability	806,448	759,775
Finance	Financing lease liability	14,230	14,779
Total lease liabilities		$864,302	$815,589

Components of total lease cost, net, consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating lease expense(1)	$26,361	$22,796	$75,680	$65,653
Finance lease expense
Amortization of lease assets	251	250	753	739
Interest on lease liabilities	271	282	820	850
Short-term lease expense	12	7	38	23
Variable lease expense(2)	2,949	3,103	11,765	10,732
Total	$29,844	$26,438	$89,056	$77,997
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

The following includes supplemental information for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating cash flows from operating leases	$25,758	$22,820	$74,458	$66,162
Operating cash flows from finance leases	$271	$282	$820	$850
Financing cash flows from finance leases	$168	$147	$492	$421

Operating lease ROU assets obtained in exchange for lease liabilities	$27,365	$44,471	$86,420	$72,482
Finance lease ROU assets obtained in exchange for lease liabilities	$-	$-	$-	$103

Weighted-average remaining operating lease term	13.97	14.22	13.97	14.22
Weighted-average remaining finance lease term	15.77	16.57	15.77	16.57

Weighted-average operating lease discount rate	7.98%	7.18%	7.98%	7.18%
Weighted-average finance lease discount rate	7.33%	7.33%	7.33%	7.33%

As of September 30, 2023, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2023 (remaining three months)	$26,073	$443
2024	105,065	1,780
2025	105,249	1,786
2026	104,287	1,792
2027	100,695	1,819
2028	94,837	1,846
Thereafter	910,458	18,426
Total future minimum obligations	$1,446,664	$27,892
Less: Present value discount	(597,318)	(12,936)
Present value of net future minimum lease obligations	$849,346	$14,956
Less: current portion	(42,898)	(726)
Long-term obligations	$806,448	$14,230

Forward-Starting Leases

As of September 30, 2023, we entered into 12 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in the remainder of 2023, or 2024 or 2025 with initial lease terms of 15 to 20 years.

As of December 31, 2022, we entered into seven leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in 2023, or 2024 or 2025 with initial lease terms of 15 to 20 years.

Sale-Leaseback Transactions

During the three months ended September 30, 2023 and 2022, we completed two sale-leaseback transactions related to car wash locations with aggregate consideration of $10,455 and $60,894, respectively, resulting in a net loss of $373 and net gain of $860, respectively, which are included in (Gain) loss on sale of assets, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 15- to 20-year terms. For the sale-leaseback transactions consummated in the three months ended September 30, 2023, the cumulative initial annual rent for the properties was approximately $640, subject to annual escalations. These leases are accounted for as operating leases. For the sale-leaseback transactions consummated the three months ended September 30, 2022, the cumulative initial annual rent for the properties was approximately $3,605, subject to annual escalations. These leases are accounted for as operating leases.

During the nine months ended September 30, 2023 and 2022, we completed 14 and three sale-leaseback transactions related to car wash locations, respectively, with aggregate consideration of $99,710 and $64,694, respectively, resulting in a net gain of $4,893 and $4,063, respectively, which are included in (Gain) loss on sale of assets, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 15- to 20-year terms. For the sale-leaseback transactions consummated in the nine months ended September 30, 2023, the cumulative initial annual rent for the properties was approximately $6,227, subject to annual escalations. These leases are accounted for as operating leases. For the sale-leaseback transactions consummated in the nine months ended September 30, 2022, the cumulative initial annual rent for the properties was approximately $3,787, subject to annual escalations. These leases are accounted for as operating leases.

12. Stockholders’ Equity

As of September 30, 2023, there were 1,000,000,000 shares of common stock authorized, 317,144,968 shares of common stock issued, and 313,970,741 shares of common stock outstanding.

As of December 31, 2022, there were 1,000,000,000 shares of common stock authorized, 309,800,757 shares of common stock issued, and 306,626,530 shares of common stock outstanding.

As of September 30, 2023 and December 31, 2022, there were 5,000,000 shares of preferred stock authorized and none were issued or outstanding.

We use the cost method to account for treasury stock. As of September 30, 2023, and December 31, 2022, we had 3,174,227 shares of treasury stock. As of September 30, 2023 and December 31, 2022, the cost of treasury stock included in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets was $6,091.

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

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2014 Plan and 2021 Plan during the periods presented:

	Nine Months Ended September 30,
	2023	2022
Expected volatility	43.74% - 44.68%	35.63% - 35.87%
Risk-free interest rate	3.68% - 4.21%	2.96% - 3.34%
Expected term (in years)	6.0 - 6.26	6.0
Expected dividend yield	None	None

Stock Options

A summary of our stock option activity during the period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	15,651,622	9,882,278	25,533,900	$2.31
Granted	1,704,740	-	1,704,740	$8.90
Exercised	(4,585,715)	(1,729,694)	(6,315,409)	$0.72
Forfeited	(228,332)	(7,682)	(236,014)	$11.34
Outstanding as of September 30, 2023	12,542,315	8,144,902	20,687,217	$3.23
Options vested or expected to vest as of September 30, 2023	11,568,556	8,144,902	19,713,458	$7.26
Options exercisable as of September 30, 2023	8,590,062	8,144,902	16,734,964	$1.80

The number and weighted-average grant date fair value of stock options during the period presented are as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2022	3,704,919	-	$3.90	$-
Non-vested as of September 30, 2023	3,952,253	-	$4.26	$-
Granted during the period	1,704,740	-	$4.36	$-
Vested during the period	1,266,754	-	$3.24	$-
Forfeited/canceled during the period	190,652	-	$5.18	$-

We granted 1,704,740 Time Vesting Options with a grant date fair value of $7,425 during the nine months ended September 30, 2023. There were no Performance Vesting Options granted during the nine months ended September 30, 2023.

The fair value of shares attributable to stock options that vested during the nine months ended September 30, 2023 was $10,257.

As of September 30, 2023, the weighted-average remaining contractual life of outstanding stock options was approximately 3.9 years.

Restricted Stock Units

The following table summarizes our RSU activity since December 31, 2022:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2022	2,075,859	$13.55
Granted	2,488,793	$8.40
Vested	(638,365)	$13.58
Forfeited	(276,525)	$11.55
Unvested as of September 30, 2023	3,649,762	$10.18

We granted 2,488,793 RSUs with a grant date fair value of $20,901 during the nine months ended September 30, 2023.

The fair value of shares attributable to RSUs that vested during the nine months ended September 30, 2023 was $5,348.

As of September 30, 2023, the weighted-average remaining contractual life of outstanding RSUs was approximately 9.15 years.

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

Total stock-based compensation expense, by caption, recorded in the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of labor and chemicals	$2,330	$2,268	$6,474	$6,168
General and administrative	3,959	3,193	11,169	10,791
Total stock-based compensation expense	$6,289	$5,461	$17,643	$16,959

Total stock-based compensation expense, by award type, recorded in the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Time Vesting Options	$1,749	$1,521	$5,119	$5,388
RSUs	4,344	3,587	11,784	10,505
2021 ESPP	196	353	740	1,066
Total stock-based compensation expense	$6,289	$5,461	$17,643	$16,959

As of September 30, 2023, total unrecognized compensation expense related to unvested Time Vesting Options was $8,741, which is expected to be recognized over a weighted-average period of 2.59 years.

As of September 30, 2023, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of September 30, 2023, total unrecognized compensation expense related to unvested RSUs was $23,576, which is expected to be recognized over a weighted-average period of 2.59 years.

As of September 30, 2023, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $111, which is expected to be recognized over a weighted-average period of 0.13 years.

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

The unaudited condensed consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. We expensed $195 and $82 of acquisition-related costs for the three months ended September 30, 2023 and 2022, respectively. We expensed $228 and $517 of acquisition-related costs for the nine months ended September 30, 2023 and 2022, respectively. These acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

For the three and nine months ended September 30, 2023, goodwill of $25,691 was recorded. For the three and nine months ended September 30, 2023, the amount of acquired goodwill not deductible for income tax purposes was $0. For the three and nine months ended September 30, 2022, the amount of acquired goodwill not deductible for income tax purposes was $692 and $1,078, respectively.

2023 Acquisitions

During the three months ended September 30, 2023, we acquired the assets and liabilities of five conveyorized car washes in one acquisition for total consideration of $46,905, which was paid in cash. During the nine months ended September 30, 2023, we acquired the assets and liabilities of six conveyorized car washes in two acquisitions for total consideration of $51,890, which was paid in cash. The acquisitions resulted in the preliminary recognition of $25,691 of goodwill, $22,455 of property and equipment, $3,580 of ROU assets, $640 of intangible assets, $100 of other net liabilities, and $376 of a bargain purchase gain. The bargain purchase gain is not material and is recorded within (Gain) loss on sale of assets, net on the condensed consolidated statements of operations and comprehensive income. We do not believe these acquisitions are material to our overall consolidated financial statements.

The acquisitions were located in the following markets:

Location (Seller)	Number of Washes	Month Acquired
Arizona (Dynamite Car Wash)	1	April
California (Cruizers Car Wash)	5	July

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

Class Action Litigation

On February 14, 2023, a plaintiff filed a purported class action lawsuit in the Stanislaus County Superior Court, California, on behalf of all non-exempt employees employed by Defendants Prime Shine LLC in California any time between February 14, 2019, and the present, against Prime Shine, LLC and Does 1 – 20 inclusive. Plaintiff alleges eight claims for violations of the California Labor Code and one claim for violation of the California Business & Professions Code. On June 13, 2023, Plaintiff filed a First Amended Complaint to add a claim for penalties pursuant to the Private Attorneys General Act. Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential, and incidental losses, penalties, and attorneys’ fees and costs. The parties agreed to an informal exchange of information in lieu of formal discovery prior to mediation with an experienced wage-and-hour mediator. After undergoing mediation in October 2023, both parties reached a consensus to resolve the lawsuit. This agreement is contingent upon the formalization through a written settlement document and subsequent approval from the California Department of Labor and the court. Should all these conditions be met, the class action lawsuit will be considered settled. Management believes, based on currently available information, that the ultimate outcome of the proceeding described above will not have a material adverse effect on the Company’s financial condition or results of operations.

Insurance

We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of September 30, 2023 and December 31, 2022, we accrued $4,455 and $3,230, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, we recorded $3,771 and $2,627, respectively, in receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying unaudited condensed consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by us utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, we have had minor claims asserted against it by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by us, and it has incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by us, may not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required. We are not aware of any significant remediation matters as of September 30, 2023. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, we are unable to reasonably estimate the ultimate cost of claims asserted against us related to environmental matters; however, we do not believe such costs will be material to our unaudited condensed consolidated financial statements.

In addition to potential claims asserted against us, there are certain regulatory obligations associated with these facilities. We also have a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and we have recognized a provisional amount. As of September 30, 2023 and December 31, 2022, we recorded an environmental remediation accrual of $10 and $12, which is included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

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

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand, primarily offering express exterior cleaning services, with interior cleaning services at select locations, across 462 car washes in 21 states as of September 30, 2023. Founded in 1996, we employ an efficient, repeatable, and scalable process, which we call the “Mister Experience,” to deliver a clean, dry, and shiny car every time. The core pillars of the “Mister Experience” are greeting every customer with a wave and smile, providing the highest quality car wash, and delivering the experience quickly and conveniently. We offer a monthly subscription program, which we call the Unlimited Wash Club® (“UWC”), as a flexible, quick, and convenient option for customers to keep their cars clean. Our scale and over 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure, and technology that improve speed of service, quality, and sustainability, which we believe help us to realize strong financial performance.

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

Greenfield Location Development

More recently, a component of our growth strategy has been to grow through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and we anticipate continued pursuit of this strategy in the future. In the three and nine months ended September 30, 2023, we successfully opened eight and 21 greenfield locations, respectively, with the expectation of driving the majority of our future location growth through greenfield development. We believe such a strategy will drive a more controllable pipeline of comparable store sales growth and unit growth for future locations in existing and adjacent markets.

The comparability of our results may be impacted by the inclusion of the financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Acquisitions

In the three months ended September 30, 2023, we completed one acquisition consisting of five properties that operated as conveyorized car washes. In the nine months ended September 30, 2023, we completed two acquisitions consisting of six properties that operated as conveyorized car washes.

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

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Financial and Operating Data
Location count (end of period)	462	420	462	420
Comparable store sales growth	1.7%	2.9%	0.1%	5.3%
UWC Members (in thousands, end of period)	2,071	1,860	2,071	1,860
UWC sales as a percentage of total wash sales	71%	69%	70%	67%
Net income	$19,485	$23,997	$67,753	$95,144
Net income margin	8.3%	11.0%	9.7%	14.4%
Adjusted EBITDA(1)	$71,598	$66,132	$216,434	$215,457
Adjusted EBITDA margin(1)	30.6%	30.4%	31.1%	32.5%

(1) See “Adjusted EBITDA and Adjusted EBITDA Margin” below for more information and for a reconciliation of these measures to Net income and Net income margin, the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

Location Count (end of period)

Our location count refers to the total number of car wash locations at the end of a period, inclusive of new greenfield locations, acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions, and closings, have, and will continue to have, an impact on our performance. In the three months ended September 30, 2023, we increased our location count by 13 locations, comprised of eight greenfield locations and five acquired locations. In the nine months ended September 30, 2023, we increased our location count by 26 locations, comprised of 21 greenfield locations and six acquired locations, offset by one location that was closed during the first quarter.

Our Express Exterior Locations, which offer express exterior cleaning services, comprise 390 of our current locations and our Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services, comprise 72 of our current locations.

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

Opening new locations is a component of our growth strategy and as we continue to execute on our growth strategy, we expect that a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy. For the three months ended September 30, 2023, comparable store sales increased 1.7% compared to an increase of 2.9% in the three months ended September 30, 2022.

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 2.1 million and approximately 1.9 million UWC Members as of September 30, 2023 and September 30, 2022, respectively. There were approximately 1.9 million UWC Members as of December 31, 2022.

Our UWC Members grew by approximately 11% from September 30, 2022 through September 30, 2023 and approximately 10% from December 31, 2022 through September 30, 2023.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our subscription offering. UWC sales were 71% and 69% of our total wash sales for the three months ended September 30, 2023 and 2022, respectively. UWC sales were 70% and 67% of our total wash sales for the nine months ended September 30, 2023 and 2022, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP measure of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Adjusted EBITDA is defined as net income before interest expense, net, income tax provision, depreciation and amortization expense, (gain) loss on sale of assets, stock-based compensation expense and related taxes, acquisition expenses, non-cash rent expense, expenses associated with the completion of our initial public offering, or IPO, in June 2021, and other nonrecurring charges. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues for a given period.

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

Adjusted EBITDA was approximately $71.6 million and $66.1 million in the three months ended September 30, 2023 and 2022, respectively. Our Adjusted EBITDA margin was 30.6% and 30.4% in the three months ended September 30, 2023 and 2022, respectively. Adjusted EBITDA was approximately $216.4 million and $215.5 million in the nine months ended September 30, 2023 and 2022, respectively. Our Adjusted EBITDA margin was 31.1% and 32.5% in the nine months ended September 30, 2023 and 2022, respectively. The Adjusted EBITDA increase in the three and nine months ended September 30, 2023 compared to the prior year periods are primarily attributable to the increase in car wash sales due to growth in UWC Members and the year-over-year addition of 42 locations. The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Reconciliation of net income to Adjusted EBITDA:
Net income	$19,485	$23,997	$67,753	$95,144
Interest expense, net	19,100	10,100	55,143	27,028
Income tax provision	4,470	8,814	18,373	26,988
Depreciation and amortization expense	17,599	15,193	51,418	45,274
(Gain) loss on sale of assets, net (a)	1,321	(649)	(3,470)	(3,336)
Stock-based compensation expense (b)	6,522	5,461	17,876	16,959
Acquisition expenses (c)	912	1,303	2,651	2,541
Non-cash rent expense (d)	1,409	745	3,623	1,820
Expenses associated with initial public offering (e)	-	-	-	272
Other (f)	780	1,168	3,067	2,767
Adjusted EBITDA	$71,598	$66,132	$216,434	$215,457
Net Revenues	$234,076	$217,576	$696,930	$662,154
Adjusted EBITDA margin	30.6%	30.4%	31.1%	32.5%
(a)
Consists of (gains) and losses on the disposition of assets associated with sale-leaseback transactions, store closures or the sale of property and equipment.
(b)
Represents non-cash expense associated with our share-based payments as well as related taxes.
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

Results of Operations for the Three Months Ended September 30, 2023 and 2022 (Unaudited)

The unaudited results of operations data for the three months ended September 30, 2023 and 2022 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2023		2022
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$234,076	100%	$217,576	100%

Store operating costs:
Cost of labor and chemicals	72,760	31%	68,228	31%
Other store operating expenses	90,514	39%	82,343	38%
General and administrative	26,426	11%	24,743	11%
(Gain) loss on sale of assets, net	1,321	1%	(649)	(0)%
Total costs and expenses	191,021	82%	174,665	80%
Operating income	43,055	18%	42,911	20%
Other expense:
Interest expense, net	19,100	8%	10,100	5%
Total other expense	19,100	8%	10,100	5%
Income before taxes	23,955	10%	32,811	15%
Income tax provision	4,470	2%	8,814	4%
Net income	19,485	8%	23,997	11%

Net Revenues

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Net revenues	$234,076	$217,576	$16,500	8%

The increase in net revenues was primarily attributable to the increase in car wash sales due to growth in UWC Members and the year-over-year addition of 42 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Cost of labor and chemicals	$72,760	$68,228	$4,532	7%
Percentage of net revenues	31%	31%

The increase in the cost of labor and chemicals is primarily attributable to the year-over-year addition of 42 locations.

Other Store Operating Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Other store operating expenses	$90,514	$82,343	$8,171	10%
Percentage of net revenues	39%	38%

The increase in other store operating expenses was attributable to the year-over-year addition of 42 locations and some inflationary pressures on our utilities and maintenance expenses. Rent expense increased approximately $3.8 million primarily due to the addition of 50 new car wash leases.

General and Administrative

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
General and administrative	$26,426	$24,743	$1,683	7%
Percentage of net revenues	11%	11%

The increase in general and administrative expenses was primarily driven by an increase of approximately $1.3 million in salaries and benefits, an increase of approximately $1.0 million in stock-based compensation expenses, and an increase of approximately $0.3 million in marketing expenses to support a new product offering, partially offset by a decrease of approximately $0.6 million in corporate insurances and a decrease of approximately $0.4 million in acquisition and new build expenses. As a percentage of net revenues, general and administrative expenses for the three months ended September 30, 2023 remained consistent to the prior year period.

(Gain) loss on Sale of Assets, Net

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
(Gain) loss on sale of assets, net	$1,321	$(649)	$1,970	(304)%
Percentage of net revenues	1%	(0)%

The change in (gain) loss on sale of assets, net was primarily driven by losses associated with our sale-leaseback transactions in the current year.

Other Expense

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Other expense	$19,100	$10,100	$9,000	89%
Percentage of net revenues	8%	5%

The increase in other expense was primarily driven by an increase in interest expense due to higher average interest rates as compared to the prior year period and the expiration of our interest rate hedge in October 2022.

Income Tax Provision

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Income tax provision	$4,470	$8,814	$(4,344)	(49)%
Percentage of net revenues	2%	4%

The decrease in income tax provision was primarily driven by reduced pre-tax income, net of the increased impact of income tax benefits from equity awards in the current quarter.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

The unaudited results of operations data for the nine months ended September 30, 2023 and 2022 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
	2023		2022
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$696,930	100%	$662,154	100%

Store operating costs:
Cost of labor and chemicals	210,376	30%	203,117	31%
Other store operating expenses	270,317	39%	239,173	36%
General and administrative	78,438	11%	74,040	11%
Gain on sale of assets, net	(3,470)	(0)%	(3,336)	(1)%
Total costs and expenses	555,661	80%	512,994	77%
Operating income	141,269	20%	149,160	23%
Other expense:
Interest expense, net	55,143	8%	27,028	4%
Total other expense	55,143	8%	27,028	4%
Income before taxes	86,126	12%	122,132	18%
Income tax provision	18,373	3%	26,988	4%
Net income	67,753	10%	95,144	14%

Net Revenues

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Net revenues	$696,930	$662,154	$34,776	5%

The increase in net revenues was primarily attributable to the increase in car wash sales due to growth in UWC Members and the year-over-year addition of 42 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Cost of labor and chemicals	$210,376	$203,117	$7,259	4%
Percentage of net revenues	30%	31%

The increase in the cost of labor and chemicals is primarily attributable to the year-over-year addition of 42 locations and some inflationary pressures on our wash chemicals and supplies. The increase from additional stores and inflationary pressures were partially offset by a decrease of approximately $4.4 million in store labor costs from optimized scheduling guidelines implemented in the second half of fiscal year 2022.

Other Store Operating Expenses

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Other store operating expenses	$270,317	$239,173	$31,144	13%
Percentage of net revenues	39%	36%

The increase in other store operating expenses was attributable to the year-over-year addition of 42 locations and some inflationary pressures on our utilities and maintenance expenses. Rent expense increased approximately $11.0 million primarily due to the addition of 50 new car wash leases.

General and Administrative

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
General and administrative	$78,438	$74,040	$4,398	6%
Percentage of net revenues	11%	11%

The increase in general and administrative expenses was primarily driven by an increase of approximately $3.2 million in salaries and benefits, an increase of approximately $1.8 million in marketing expenses and an increase of approximately $0.6 million in stock-based compensation expenses, partially offset by a decrease of approximately $1.2 million in corporate insurances. As a percentage of net revenues, general and administrative expenses for the nine months ended September 30, 2023 remained consistent to the prior year period.

(Gain) loss on Sale of Assets, Net

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
(Gain) loss on sale of assets, net	$(3,470)	$(3,336)	$(134)	4%
Percentage of net revenues	(0)%	(1)%

The change in (gain) loss on sale of assets, net was primarily driven by gains associated with our sale-leaseback transactions in the current year.

Other Expense

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Other expense	$55,143	$27,028	$28,115	104%
Percentage of net revenues	8%	4%

The increase in other expense was primarily driven by an increase in interest expense due to higher average interest rates as compared to the prior year period and the expiration of our interest rate hedge in October 2022.

Income Tax Provision

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Income tax provision	$18,373	$26,988	$(8,615)	(32)%
Percentage of net revenues	3%	4%

The decrease in income tax provision was primarily driven by reduced pre-tax income, net of the reduced impact of income tax benefits from equity awards in the current year.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, which includes lease payments, pursue greenfield development, acquisitions of new locations and to service our indebtedness. Historically, these cash requirements have been met through funds raised by the sale of our common stock, utilization of our Revolving Commitment, First Lien Term Loan, sale-leaseback transactions, and cash provided by operations.

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $62.1 million and $65.2 million, respectively, and $148.6 million of available borrowing capacity under our Revolving Commitment.

For a description of our Credit Facilities, please see Note 8 Debt in the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of September 30, 2023, we were in compliance with the covenants under the Amended and Restated First Lien Credit Agreement.

We believe that our sources of liquidity and capital will be sufficient to finance our growth strategy and resulting operations, as well as planned capital expenditures, for the next 12 months and the foreseeable future. However, we cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

The following table shows summary cash flow information for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Net cash provided by operating activities	$165,486	$185,453
Net cash used in investing activities	(173,652)	(133,784)
Net cash provided by financing activities	5,184	3,420
Net change in cash and cash equivalents, and restricted cash	$(2,982)	$55,089

Operating Activities. Net cash used in operating activities consists of net income adjusted for certain non-cash items, including stock-based compensation expense, depreciation of property and equipment, gains on sale of assets, net, amortization of leased assets and deferred income taxes, as well as the effect of changes in other working capital amounts.

For the nine months ended September 30, 2023, net cash provided by operating activities was $165.5 million and was comprised of net income of $67.8 million, increased by $114.9 million as a result of non-cash adjustments comprised primarily of depreciation and amortization expense, stock-based compensation expense, non-cash lease expense, deferred income taxes, a gain on sale of assets, net, and amortization of debt issuance costs. Changes in working capital balances decreased cash provided by operating activities by $17.2 million and were primarily driven by operating lease payments, an increase in accounts receivable, net, offset by increases in accounts payable, accrued expenses, and deferred revenue.

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

For the nine months ended September 30, 2023, net cash used in investing activities was $173.7 million and was primarily comprised of investments in property and equipment to support our greenfield development and other initiatives and two acquisitions, offset by the sale of property and equipment.

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

For the nine months ended September 30, 2023, net cash provided by financing activities was $5.2 million and was primarily comprised of proceeds from exercise of stock options, partially offset by payments on finance lease obligations.

For the nine months ended September 30, 2022, net cash provided by financing activities was $3.4 million and was primarily comprised of proceeds from exercise of stock options, partially offset by repayments of our First Lien Term Loan and payments on finance lease obligations.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our 2022 Form 10-K. There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2023.

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

Interest Rate Risk

Our First Lien Term Loan bears interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. As of September 30, 2023 and December 31, 2022, we had $901.2 million of variable rate debt outstanding under our First Lien Term Loan. Based on the balance outstanding under our First Lien Term Loan as of September 30, 2023, an increase or decrease of 100 basis points in the effective interest rate on the First Lien Term Loan would cause an increase or decrease in interest expense of approximately $9 million over the next 12 months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2023. Based on that evaluation, our management, including the President and Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2023 in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action Litigation

On February 14, 2023, a plaintiff filed a purported class action lawsuit in the Stanislaus County Superior Court, California, on behalf of all non-exempt employees employed by Defendants Prime Shine LLC in California any time between February 14, 2019, and the present, against Prime Shine, LLC and Does 1 – 20 inclusive. Plaintiff alleges eight claims for violations of the California Labor Code and one claim for violation of the California Business & Professions Code. On June 13, 2023, Plaintiff filed a First Amended Complaint to add a claim for penalties pursuant to the Private Attorneys General Act. Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential, and incidental losses, penalties, and attorneys’ fees and costs. The parties agreed to an informal exchange of information in lieu of formal discovery prior to mediation with an experienced wage-and-hour mediator. After undergoing mediation in October 2023, both parties reached a consensus to resolve the lawsuit. This agreement is contingent upon the formalization through a written settlement document and subsequent approval from the California Department of Labor and the court. Should all these conditions be met, the class action lawsuit will be considered settled. Management believes, based on currently available information, that the ultimate outcome of the proceeding described above will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plan Elections

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K) except as described below.

On September 29, 2023, John Lai, Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act as then applicable at the time of adoption (the

“Terminated Plan”). The Terminated Plan was originally adopted on March 13, 2023 and provided for the potential sale of up to 8,277,573 shares of the Company’s common stock until September 2, 2024.

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

Mister Car Wash, Inc.

Date: November 3, 2023	By:	/s/ John Lai
John Lai
Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2023	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial Officer)