Form 10-K
period 2023-12-31
Mister Car Wash, Inc.
filed 2024-02-23
CIK 1853513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2023, was $855,722,734.

The number of shares of registrant’s common stock outstanding as of February 15, 2024 was 315,472,253.

Documents Incorporated by Reference:

Portions of our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2023 are incorporated by reference into Part III of this report.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Tempe, AZ, USA

MISTER CAR WASH, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report on Form 10-K, including without limitation, statements regarding our intent, belief and expectations about our future results of operations and financial position, business strategy and approach are forward-looking. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology. However, the absence of these words or similar terminology does not mean that a statement is not forward-looking.

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

Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date hereof. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand, primarily offering express exterior cleaning services, with interior cleaning services at select locations, across 476 car wash locations in 21 states, as of December 31, 2023. Founded in 1996, we employ an efficient, repeatable and scalable process, which we call the “Mister Experience,” to deliver a clean, dry and shiny car every time. The core pillars of the “Mister Experience” are providing the highest quality car wash and ensuring the experience is quick and convenient. We offer a monthly subscription program, Unlimited Wash Club ® ("UWC"), as a flexible, quick and convenient option for customers to keep their cars clean.

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

We believe Mister Car Wash offers an affordable, feel-good experience, enjoyed by all who value a clean, dry and shiny car. As we grow and to serve the approximately 290 million registered vehicles in the United States as of the end of 2023, we are dedicated to putting our team members first and delivering a consistent, convenient and high-quality car wash experience at scale.

Products and Services

Our car wash locations consist of two formats: (a) Express Exterior Locations (406 locations as of December 31, 2023) and (b) Interior Cleaning Locations (70 locations as of December 31, 2023). All locations offer express exterior wash packages and have exterior-only lanes. Every wash includes our T3 Cleaning Conditioner, Wheel Cleaner, and Dynamic Dry system.

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

Key Growth Drivers

Grow Our UWC Members to Drive Predictable Earnings Growth and Higher Annual Customer Spend

We believe there is an opportunity to continue to grow UWC penetration in core, acquired and greenfield locations. In 2023, we increased overall UWC penetration from 68% to 71% of total wash sales. We estimate that the average UWC Member spends more than four times the retail car wash consumer, providing us an opportunity to increase our sales as penetration increases. At both new greenfield and acquired locations, we have developed proven processes for growing UWC membership per location.

Build Upon Our Established Success in Opening Greenfield Locations

During 2023, we successfully opened 35 greenfield locations and expect to lead our future location growth through greenfield locations. We have developed a process for opening new greenfield locations, from site selection to post-opening local marketing initiatives, which has driven our greenfield performance consistently over time. We plan to continue to invest in this part of our growth strategy and have a development pipeline for future locations in existing and adjacent markets nationwide.

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

Competitive Conditions

The car wash industry is fragmented, and we compete with a variety of operators including national, regional and local independent car wash operators, and gasoline and convenience retailers that also offer car washes. We believe our scale allows us to compete effectively due to our convenience, quality, price, and service.

Resources

Our Proprietary Products and Advanced Technology

Our research and development team is responsible for car wash processes, equipment and technology improvements. The team tests new products, formulations, processes and ideas in select markets before rolling out improvements and changes across the broader platform. Through continuous research and development, Mister Car Wash has formulated a balanced wash process that factors in conveyor length, line speed, water quality, mechanical equipment, ambient temperature and soil conditions.

Suppliers and Distribution

We maintain long-term relationships with our key vendors. We believe our scale and large volume purchases provide us leverage in securing competitive pricing. Our key purchases include car wash equipment and parts and wash chemicals.

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

Intellectual Property and Trademarks

We own intellectual property, including patents, patent applications, technology, trade secrets, know-how and trademarks in the United States and internationally. As of December 31, 2023, we had approximately 56 trademark registrations and applications, including registrations for “Mister Car Wash,” “Hotshine,” “Mister Hotshine” and “Unlimited Wash Club,” and held one U.S. patent, one foreign patent and one pending U.S. patent application. Our issued patents are expected to expire between 2024 and 2025. We have also registered the Internet domain name: “mistercarwash.com”.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position, and, therefore, we devote resources to the protection of our trademarks and proprietary rights. However, we believe that no single patent, trademark or intellectual property asset is material in relation to our business as a whole.

Seasonality

As a result of our presence in certain markets that are subject to seasonal weather patterns, some of our business is seasonal. However, our 21-state geographic diversity typically limits the weather impacts of a specific region on overall performance. Additionally, we do experience a majority of sales of UWC memberships during the first six months of the year.

Human Capital

We are centered around our purpose of Inspiring People to Shine, and that starts with our team members. To recruit and retain the most qualified team members in the industry, we focus on treating our team members well by paying them competitive wages, offering them attractive benefit packages, offering robust training and development opportunities, and providing an operational support infrastructure with opportunities for upward mobility. We believe engaged employees are more productive, are more likely to have a positive impact on other employees around them and are more likely to deliver great customer service.

Team Members

We continually focus our efforts on refining our staffing model to ensure our wash locations run as efficiently as possible. This will allow us to continue our focus on competitive wages and benefits as well as investing in the training and development of our team members. We invest in the training and development of our team members through our specialized programs and our MisterLearn training platform that allows us to develop and promote entry-level team members to leadership roles. As a result, our team members are highly engaged and deliver memorable experiences to our customers. Through these efforts, we expect to build strength in our bench of future leaders while increasing retention and diversity.

As of December 31, 2023, we employed approximately 6,600 team members, which is a 4% increase from the prior year. This increase was primarily due to adding 40 net locations throughout the year.

Environmental Matters & Other Governmental Regulation

We are subject to various laws and regulations, including those governing labor and employment including minimum wages and paid sick time, workplace safety, employee and public health, consumer protection, recurring debit and credit card charges, information security, consumer protection, data privacy, marketing and advertising, environmental protection and compliance, including recycling, waste and water usage, zoning and land use, taxation and public company compliance. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

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

Available Information

Our website address is www.mistercarwash.com. We post, and stockholders may access without charge, our recent filings and any amendments to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statement as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC").

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

The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, which could materially affect our business, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations in future periods.

Risks Related to Our Business

Global economic conditions, including inflation and supply chain disruptions, could adversely affect our operations.

General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate fluctuations, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our services and exacerbate some of the other risks that affect our business, financial condition and results of operations. Domestic markets experienced significant inflationary pressures in fiscal year 2023. In addition, in fiscal year 2023 the Federal Reserve in the U.S. raised interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, had the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures. Additionally, these risks which are beyond our control, could adversely affect operating costs and administrative expenses such as wages, benefits, supplies and inventory costs, legal claims, insurance costs and borrowing costs. Any such increase could reduce our sales and profit margins if we do not choose, or are unable, to pass the increased costs to our customers.

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

Because our UWC subscription program accounted for 71% of our total wash sales in 2023, our continued business and revenue growth is largely dependent on our ability to continue to attract and retain UWC Members. We may not be successful, however, in continuing to grow the number of UWC Members on a net basis from period to period and our membership levels may decline.

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
•
we may be unable to complete an acquisition because we cannot secure sale leaseback financing on favorable terms or at all;
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

In addition, there can be no assurance that newly opened or acquired locations will achieve sales or profitability levels comparable to those of our existing locations in the time periods estimated by us, or at all. In instances where new or acquired locations are geographically proximate to existing locations, such locations may also adversely impact the comparable store sales growth of our existing car wash locations. Changes in areas around our locations or to the adjacent streets that reduce car traffic or otherwise render the locations unsuitable, could cause our sales to decline or otherwise be less than expected. If our locations fail to achieve, or are unable to sustain, acceptable total sales and profitability levels, our business may be materially and adversely affected, and we may incur significant costs associated with the early closure of such locations. Our plans to accelerate the growth of our location base may increase this risk.

If we are unable to compete successfully against other companies and operators in our industry, we may lose customers and market share and our revenues may decline.

The car wash industry is fragmented, and we compete with a variety of operators. We believe customers consider a number of competitive factors, including name and brand recognition, location, price, product availability and customer service.

In addition, our reputation is critical to our continued success. If we fail to maintain high standards for, or receive negative publicity relating to, customer service or quality, as well as our integrity and reputation, we could lose customers to our competition.

Competition may also require us to reduce our prices, alter current service offerings, or change some of our current operating strategies. If we do not have the resources, expertise and consistent execution, or otherwise fail to develop successful strategies, to address these potential competitive disadvantages, we may lose customers and market share, and our business and results of operations could be adversely affected.

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

Our customers pay for our services using a variety of different payment methods, including credit and debit cards, gift cards, and prepaid cards. We rely on internal systems and those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules, regulations, and industry standards, including data storage requirements, additional authentication requirements for certain payment methods, and require payment of interchange and other fees. For credit card and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our memberships, which could cause us to lose UWC Members or suffer an increase in our operating expenses, either of which could harm our operating results.

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

Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, results of operations and financial condition. If we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our retail operations and the UWC program.

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

The operation of our locations requires both entry-level and skilled team members, and trained personnel continue to be in high demand and short supply at competitive compensation levels in some areas, which is likely to result in increased labor costs. Accordingly, we may experience increased difficulty hiring and maintaining such qualified personnel. In addition, the formation of unions may increase the operating expenses of our locations. Our ability to meet our labor needs is subject to many factors such as prevailing wage rates, minimum wage legislation, unemployment levels, and actions by our competitors with respect to compensation levels and incentive plans. Any such future difficulties could result in a decline in customer service negatively impacting sales at our locations, which could in turn materially and adversely affect our business, results of operations and financial condition.

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

We rely on cash from our operating activities to make lease payments for the land and buildings where many of our locations are situated, which may strain our cash flow and expose us to potential liabilities and losses.

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

As of December 31, 2023, we had $897.2 million of indebtedness, net of unamortized debt issuance costs, outstanding pursuant to an amended and restated first lien credit agreement entered into on May 14, 2019 “(First Lien Term Loan”). To service this debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other capital needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, or acquisitions, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This places us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations, make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new services, enhance our existing services and operating infrastructure and potentially acquire complementary businesses and assets. For the year ended December 31, 2023, our net cash provided by operating activities was $204.7 million. As of December 31, 2023, we had $19.0 million of cash and cash equivalents, which were held for working capital purposes.

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

We are a holding company and depend on our subsidiaries for cash to fund operations and expenses.

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

Our business is subject to numerous and frequently changing federal, state and local laws and regulations. We routinely incur significant costs in complying with these regulations. New or existing laws, regulations and policies, liabilities arising thereunder and the related interpretations and enforcement practices, particularly those dealing with minimum wages, paid sick time, workplace safety, employee and public health emergencies, advertising and marketing, consumer protection, recurring debit and credit card charges, information security, data privacy, environmental protection including recycling, waste, water usage, zoning and land use, taxation and public company compliance, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. In addition, we are subject to environmental laws pursuant to which we could be strictly liable for any contamination at our current or former locations, or at third-party waste disposal sites, regardless of our knowledge of or responsibility for such contamination.

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

As of December 31, 2023, we have ceased dispensing gasoline and diesel fuels at all locations. However, our historical operations, at limited locations inherited through acquisitions, involved using underground storage tanks (USTs) for fuel and chemicals. Some of these tanks remain on leased properties, with future obligations for removal and potential environmental remediation. Instances of contamination have been identified in the past, leading to remediation costs. This historical legacy presents ongoing environmental risks and potential liabilities under our lease agreements and environmental laws. We continue to evaluate and address these risks, recognizing their potential impact on our financial condition and operations.

Evolving global climate change regulations and effects of greenhouse gas emissions may adversely affect our operations and financial performance.

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

We, along with other companies in many business sectors, are considering and implementing sustainability strategies, specifically ways to reduce GHG emissions. As a result, our customers may request that changes be made to our products or facilities, as well as other aspects of our business, that increase costs and may require the investment of capital. Failure to provide climate-friendly products or demonstrate GHG reductions could potentially result in loss of market share.

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

We must comply with increasingly and complex privacy and security laws and regulations in the United States, including the California Consumer Privacy Act, as amended, and state data privacy laws that have been enacted to date. Although there are limited exemptions for health-related information, including Protected Health Information and clinical trial data, the CCPA and other state privacy laws may increase our compliance costs and potential liability. Similar laws have been proposed or enacted in other states and at the federal level, and when passed, such laws may have potentially conflicting requirements that would make compliance challenging. Our operations are subject to the Telephone Consumer Protection Act and similar state laws.

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

Leonard Green & Partners, L.P. (“LGP”) has more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the New York Stock Exchange (“the NYSE”). Although we currently comply with the NYSE rules applicable to companies that do not qualify as a “controlled company,” as a “controlled company,” in the future we may elect not to comply with certain corporate governance standards, including the requirements:

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

Moreover, holders of approximately 71% of our outstanding common stock as of the date of this Annual Report on Form 10-K have rights, pursuant to the Stockholders Agreement, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. A registration statement covering such shares has been filed and has been declared effective. Any sales of securities by these stockholders could have a material and adverse effect on the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As a component of our overall risk management system and processes, we have a risk-based cybersecurity program, dedicated to protecting our data as well as data belonging to consumers (including UWC Members), employees and suppliers. We devote significant resources and utilize a defensive in-depth strategy, with multiple layers of security controls to protect the security of our computer systems, software, networks, and other technology assets. Our security efforts are designed to preserve the confidentiality, integrity, and continued availability of all information we own, or is in our care, and protect against, among other things, cybersecurity attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems, or cause other damage. These processes include technical, administrative and physical controls and processes, as well as contractual mechanisms to mitigate risk. We also have policies and procedures to oversee and identify the cybersecurity risks associated with our use of third-party service providers, including the regular review of SOC reports, relevant cyber attestations, and other independent cyber ratings.

Through a combination of governance, risk, and compliance (GRC) resources, we

•
proactively monitor IT controls to ensure compliance with legal and regulatory requirements,
•
perform third-party risk management assessments,
•
implement processes designed to ensure essential business functions remain available during business disruptions,
•
develop and update incident response plans to address potential weaknesses, and
•
maintain cyber incident management and reporting procedures.

Our systems are periodically the target of directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our customers) and other data, confidential information or intellectual property. However, to date, we are not aware of any incident or cybersecurity risks having a material impact on our business, results of operations or financial condition.

Board Oversight and Governance

Our Board recognizes the important role of information security and mitigating cybersecurity and other data security threats. While the full Board has overall responsibility for risk oversight, it is supported in this function primarily by its committees. The Audit Committee is responsible for reviewing and discussing our policies with respect to risk assessment and risk management, including risks related to cybersecurity and other technology issues. The Board periodically evaluates our cybersecurity strategy to help ensure its effectiveness. Management provides periodic reports to the Audit Committee regarding cybersecurity and other information technology risks, as well as our plans to mitigate cybersecurity risks and to respond to any breaches.

Item 2. Properties

We lease 25,350 and own 27,973 square feet of office space at our corporate headquarters in Tucson, Arizona. As of December 31, 2023, we leased 419 locations and owned 55 locations. We also operate 2 locations still owned by third-party developers. The chart below provides a breakdown of our operating car wash locations as of December 31, 2023:

State	Locations
Alabama	13
Arizona	18
California	55
Colorado	9
Florida	78
Georgia	22
Idaho	7
Illinois	1
Iowa	19
Maryland	2
Michigan	29
Minnesota	27
Mississippi	8
Missouri	8
New Mexico	21
Pennsylvania	6
Tennessee	16
Texas	84
Utah	23
Washington	16
Wisconsin	14
Total	476

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

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Our executive officers as of February 23, 2024, are as follows:

Name	Age	Officer Since	Position
John Lai	60	2013	Chairman, President and Chief Executive Officer
Jedidiah Gold	44	2019	Chief Financial Officer
Mayra Chimienti	40	2022	Chief Operating Officer
Markus Hartmann	60	2022	General Counsel
Mary Porter	53	2023	Chief People Officer
Joseph Matheny	48	2023	Chief Innovation Officer

John Lai: Mr. Lai has served as our President and Chief Executive Officer and as a member of our board of directors since June 2013, and previously served as our Vice President of Market Development. Mr. Lai joined Mister Car Wash in 2002. Mr. Lai has served as a director at the Southern Arizona Leadership Council since December 2019. Mr. Lai received a B.S. from the University of Arizona.

Jed Gold: Mr. Gold has served as our Treasurer and Chief Financial Officer since July 2019. Mr. Gold previously served as Senior Director Finance, Assistant Treasurer at Yum Brands, Inc. from May 2016 to July 2019, and as Chief Financial Officer MENAPak at KFC Corporation from October 2014 to May 2016. Mr. Gold received an M.B.A. in Finance and Accounting from Indiana University and a B.S. in accounting from the University of Utah.

Mayra Chimienti: Effective March 14, 2022, Mayra Chimienti was appointed Chief Operating Officer of the Company. Ms. Chimienti had served as our Vice President, Operations Services since July 2017. Ms. Chimienti joined the Company in 2007 and previously served as Director of Training & Development from March 2013 to July 2017.

Markus Hartmann: Effective October 28, 2022, Markus Hartmann was named General Counsel and leads our legal function in ethics and compliance, intellectual property and other general corporate legal matters. Mr. Hartmann brings over 25 years of experience advising companies on wide-ranging critical corporate initiatives, legal and compliance related activities. He began his career as an associate attorney with the law firm Hale & Dorr LLP (now WilmerHale) and is a retired Colonel in the Marine Corp Reserve.

Mary Porter: Effective April 17, 2023, Mary Porter was named our first Chief People Officer. Ms. Porter previously served as the Vice President of Human Resources for Nordstrom from January 2018 to April 2023, supporting Nordstrom and Nordstrom Rack locations across both US and Canada, a position she achieved as the culmination of a 27-year long journey with the company. From HR compliance to Talent Acquisition to strategic business support, Ms. Porter has experience across many Human Resources functions. Ms. Porter earned a Bachelor of Arts from the University of Washington.

Joseph Matheny: Effective October 13, 2023, Joseph Matheny was appointed Chief Innovation Officer of the Company. Mr. Matheny had served as our Senior Vice President, Operations since March 2020. Mr. Matheny previously served as our Vice President, Operations from December 2016 to March 2020, and served as our General Manager, Regional Manager, and Division Manager since 1998.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has traded on The New York Stock Exchange (“NYSE”), under the symbol “MCW” since our initial public offering in June 2021. Prior to that time, there was no public market for our common stock.

Holders of Record

As of February 15, 2024, there were 1,342 holders of record of our common stock. This number excludes stockholders whose stock is held in street name by banks, brokers and other nominees.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2023, we did not repurchase any equity securities that were not registered under the Securities Act.

Stock Performance Graph

The following graph compares the cumulative stockholder return since June 25, 2021, the date our common stock began trading on NYSE with S&P 1500 Consumer Services Index, S&P 500 Total Return Index, and Russell 2000 Index. The graph assumes that the value of the investment in our stock and in each index was $100 at June 25, 2021, and that all dividends were reinvested.

	6/25/21	12/31/21	12/31/22	12/31/23
Mister Car Wash, Inc.	$100.00	$90.00	$45.00	$43.00
S&P 1500 Consumer Services	$100.00	$105.00	$90.00	$115.00
S&P 500 Total Return	$100.00	$112.00	$92.00	$116.00
Russell 2000	$100.00	$97.00	$76.96	$89.99

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

The following includes a discussion and analysis of our financial condition and results of operations for 2023 and 2022 and year-to-year comparisons between 2023 and 2022. For discussion and analysis of our financial condition and results of operations for 2021 and year-to-year comparisons between 2022 and 2021, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Greenfield Location Development

A part of our historical growth strategy has involved acquiring local and regional car wash operators, upgrading the facilities and equipment, training the team to provide the “Mister Experience” and converting the site to the “Mister” brand. More recently, we have also grown through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and anticipate continued pursuit of this strategy in the future. During 2023, we successfully opened a total of 35 greenfield locations, with the expectation of driving the majority of our future location growth through greenfield development. We believe such a strategy will drive a more controllable pipeline of unit growth for future locations in existing and adjacent markets.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Business Acquisitions

In 2023, we completed two business acquisitions of six properties. Following acquisition, we implement a variety of operational improvements to unify branding and enhance profitability. As soon as feasible, we fully integrate and transition acquired locations to the “Mister” brand and make investments to improve site flow, upgrade tunnel equipment and technology, and install our proprietary Unity Chemical system, which is a unique blend of our signature products utilizing the newest technology and services to make a better car wash experience for our customers. We also establish member-only lanes, optimize service offerings and implement training initiatives that we have successfully utilized to improve team member engagement and drive UWC growth post-acquisition. The costs associated with these onboarding initiatives, which vary by site, can impact the comparability of our results.

The comparability of our results may also be impacted by the inclusion of financial performance of our acquisitions that have not delivered a full fiscal year of financial results under Mister Car Wash’s ownership.

Divestitures

During the years ended December 31, 2023 and 2022, we did not consummate any significant divestitures.

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Financial and Operating Data
Location count (end of period)	476	436
Comparable store sales growth	0.3%	5%
UWC Members (in thousands, end of period)	2,077	1,884
UWC sales as a percentage of total wash sales	71%	68%
Net income (loss)	$80,130	$112,900
Net income (loss) margin	8.6%	12.9%
Adjusted EBITDA	$285,924	$281,646
Adjusted EBITDA margin	30.8%	32.1%

Location Count (end of period)

Our location count refers to the total number of car wash locations operating at the end of a period, inclusive of new greenfield locations, acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions and closings, have, and will continue to have, an impact on our performance. In fiscal year 2023, we increased our location count by 40 net locations, including 35 greenfield locations and six business acquisition locations, offset by one location that was closed. In fiscal year 2022, we increased our location count by 40 locations, including 28 greenfield locations and 12 business acquisition locations. One location, which was part of a 2021 acquisition, opened during the second quarter of 2022 and is included as an acquired location above.

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

Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy. During 2023, comparable store sales increased 0.3% compared to an increase of 5% in 2022.

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 2.1 million and approximately 1.9 million UWC Members as of December 31, 2023 and 2022, respectively. Our UWC program grew by approximately 0.2 million UWC Members, or approximately 10.2%, from December 31, 2022 to December 31, 2023.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represent the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our subscription offering. UWC sales were 71% and 68% of our total wash sales for the years ended December 31, 2023, and 2022, respectively.

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

Our Adjusted EBITDA was approximately $285.9 million and $281.6 million for the years ended December 31, 2023 and 2022, respectively. Our Adjusted EBITDA margin was 31% and 32% for the years ended December 31, 2023 and 2022, respectively. The increase experienced in the year ended December 31, 2023 compared to the prior year is primarily attributable to an increase in car wash sales due to growth in UWC Members and the year-over-year addition of 40 net locations, offset by an increase in operating costs and expenses. The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$80,130	$112,900
Interest expense, net	75,104	41,895
Income tax provision	22,911	32,924
Depreciation and amortization expense	69,991	61,580
(Gain) loss on sale of assets, net (a)	125	(949)
Stock-based compensation expense (b)	24,310	22,305
Acquisition expenses (c)	3,471	3,648
Non-cash rent expense (d)	5,043	2,792
Expenses associated with initial public offering (e)	—	272
Other (f)	4,839	4,279
Adjusted EBITDA	$285,924	$281,646
Net revenues	$927,070	$876,506
Adjusted EBITDA margin	30.8%	32.1%
(a)
Consists of (gains) and losses on the disposition of assets associated with sale leaseback transactions, store closures or the sale of property and equipment.
(b)
Represents non-cash expense associated with our share-based payments as well as related taxes.
(c)
Represents expenses incurred in strategic acquisitions, including professional fees for accounting and auditing services, appraisals, legal fees and financial services, one-time costs associated with supplies for rebranding the acquired stores, and distinct travel expenses for related, distinct integration efforts by team members who are not part of our dedicated integration team, as well as expenses associated with greenfield construction.
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

Results of Operations

The results of operations data for the years ended December 31, 2023 and 2022 have been derived from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2023		2022
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$927,070	100%	$876,506	100%
Store operating costs:
Cost of labor and chemicals	279,375	30%	268,467	31%
Other store operating expenses	363,717	39%	322,414	37%
General and administrative	105,708	11%	98,855	11%
(Gain) loss on sale of assets, net	125	0%	(949)	(0)%
Total costs and expenses	748,925	81%	688,787	79%
Operating income	178,145	19%	187,719	21%
Other expense:
Interest expense, net	75,104	8%	41,895	5%
Total other expense	75,104	8%	41,895	5%
Income before taxes	103,041	11%	145,824	17%
Income tax provision	22,911	2%	32,924	4%
Net income	$80,130	9%	$112,900	13%

Net Revenues

	Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Net revenues	$927,070	$876,506	$50,564	6%

The increase in net revenues was primarily attributable to the increase in car wash sales due to growth in UWC Members and the year-over-year addition of 40 net locations.

Store Operating Costs

Cost of Labor and Chemicals

	Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Cost of labor and chemicals	$279,375	$268,467	$10,908	4%
Percentage of net revenues	30%	31%

The increase in the cost of labor and chemicals is primarily driven by an increase in labor and benefits of approximately $9.1 million and an increase in wash chemicals and supplies of approximately $1.8 million during the year ended December 31, 2023, both attributable to an increase in volume and the year-over-year addition of 40 net locations, as well as some inflationary pressures on both our labor and chemicals. As a percentage of net revenues, costs of labor and chemicals for the year ended December 31, 2023 decreased by 1% due to improved labor staffing and volume mix as compared to the prior year period.

Other Store Operating Expenses

	Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Other store operating expenses	$363,717	$322,414	$41,303	13%
Percentage of net revenues	39%	37%

The increase in other store operating expenses was primarily attributable to the year-over-year addition of 40 net locations. Utilities and maintenance expenses increased approximately $14.7 million, depreciation expense increased approximately $8.6 million and rent expense increased approximately $14.5 million with the addition of 47 new land and building leases.

General and Administrative

	Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
General and administrative	$105,708	$98,855	$6,853	7%
Percentage of net revenues	11%	11%

The increase in general and administrative expenses was primarily driven by an increase of approximately $3.2 million in salaries and benefits, an increase of approximately $1.4 million in stock-based compensation expense and related taxes, an increase of $1.8 million in marketing expenses and an increase of approximately $0.5 million in other corporate-related costs.

(Gain) Loss on Sale of Assets, net

	Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
(Gain) loss on sale of assets, net	$125	$(949)	$1,074	(113)%
Percentage of net revenues	0%	(0)%

The (gain) loss on sale of assets, net in 2023 was primarily driven by losses associated with our sale-leaseback transactions.

Other Expense

	Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Other expense	$75,104	$41,895	$33,209	79%
Percentage of net revenues	8%	5%

The increase in other expense was primarily driven by an increase in interest expense due to higher average interest rates and the expiration of our interest rate swap in October 2022, as compared to the prior year period.

Income Tax Provision

	Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Income tax provision	$22,911	$32,924	$(10,013)	(30)%
Percentage of net revenues	2%	4%

The decrease in income tax provision in 2023 was primarily due to our income before taxes generated during the current year, which was lower than in 2022.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, which includes lease payments, pursue greenfield expansion, acquisitions of new locations and to service our indebtedness. Historically, these cash requirements have been met through funds raised by the sale of common equity, utilization of our Revolving Commitment, First Lien Term Loan, sale-leaseback transactions and cash provided by operations. As of December 31, 2023 and 2022, we had cash and cash equivalents of $19.0 million and $65.2 million, respectively, and $149.2 million and $148.6 million, respectively, of available borrowing capacity under our Revolving Commitment. On June 4, 2021, we entered into an amendment to our amended and restated First Lien Credit Agreement to, among other things, increase the commitments under the Revolving Commitment from $75.0 million to $150.0 million. In December 2021, in connection with the Clean Streak Ventures acquisition, we entered into Amendment No. 3 to Amended and Restated First Lien Credit Agreement (“Amended First Lien Credit Agreement”) increasing the principal term loan borrowings by $290 million to $903 million. For a description of our Credit Facilities, please see Note 9 Debt in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2023, we were in compliance with the covenants under our Credit Facilities and we expect to comply with our covenants in the next 12 months from the issuance date of the financial statements included in this Annual Report on Form 10-K.

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

Cash Flows for the Years Ended December 31, 2023 and 2022

The following table shows summary cash flow information for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Net cash provided by operating activities	$204,653	$229,201
Net cash used in investing activities	(259,365)	(190,131)
Net cash provided by financing activities	8,609	6,294
Net change in cash and cash equivalents, and restricted cash during period	$(46,103)	$45,364

Operating Activities. Net cash used in operating activities consists of net income (loss) adjusted for certain non-cash items, including stock-based compensation expense, depreciation of property and equipment, amortization of leased assets and deferred income taxes, as well as (gain) losses on disposal of property and equipment and the effect of changes in other working capital amounts.

For the year ended December 31, 2023, net cash provided by operating activities was $204.7 million and was comprised of net income of $80.1 million, increased by $159.0 million related to non-cash adjustments, which includes $24.0 million for stock-based compensation expense. Other non-cash adjustments included depreciation and amortization, non-cash lease expense, and deferred income tax. Changes in working capital decreased cash provided by operating activities by $34.5 million, primarily due to $40.4 million of payments towards operating lease liabilities, partially offset by an increase of $6.1 million in accrued expenses.

For the year ended December 31, 2022, net cash provided by operating activities was $229.2 million and was comprised of net income of $112.9 million, increased by $154.8 million related to non-cash adjustments, which includes $22.3 million for stock-based compensation expense. Other non-cash adjustments included depreciation and amortization, non-cash interest income and deferred income tax. Changes in working capital decreased cash provided by operating activities by $38.5 million, primarily due to $42.7 million of payments towards operating lease liabilities and a decrease in prepaid expenses and other current assets of $4.3 million. The change in other receivables was primarily driven by the collection of payroll tax withholding and exercise proceeds receivables outstanding in the prior year, partially offset by increases in construction receivables associated with an increased number of build-to-suit arrangements and insurance receivables.

Investing Activities. Our net cash used in investing activities primarily consists of purchases and sale of property and equipment and acquisition of car washes.

For the year ended December 31, 2023, net cash used in investing activities was $259.4 million and was primarily comprised of purchases in property and equipment to support our greenfield and other initiatives, and the acquisition of car washes, partially offset by sale-leaseback transactions and the sale of property and equipment.

For the year ended December 31, 2022, net cash used in investing activities was $190.1 million and was primarily comprised of purchases in property and equipment to support our greenfield and other initiatives, and the acquisition of car washes, partially offset by sale-leaseback transactions and the sale of property and equipment.

Financing Activities. Our net cash provided by financing activities primarily consists of proceeds from issuance of common stock under employee plans and payments on finance lease obligations.

For the year ended December 31, 2023, net cash provided by financing activities was $8.6 million and was primarily comprised of proceeds from issuance of common stock under employee plans, partially offset by payments of finance lease obligations and other financing activities.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration we expect to receive for those services or goods. We have two primary sources of revenue. First, we offer the UWC program to our customers. UWC entitles a UWC Member to unlimited washes for a monthly fee, cancelable at any time. UWC Members are automatically charged on a credit or debit card on the same day of the month that they originally signed up. The UWC revenue is recognized ratably over the month in which it is earned and amounts unearned are recorded as deferred revenue on the consolidated balance sheets based on the date of the re-charge. Second, the revenue from car wash services is recognized at the point in time services are rendered and the customer pays. Discounts are applied as a reduction of revenue at the time of payment.

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

Long-lived assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment losses associated with our long-lived assets were recognized during the year ended December 31, 2023. Approximately $6.3 million of impairment losses associated with our long-lived assets were recognized for the year ended December 31, 2022. See Note 4 for additional information.

Goodwill

Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level annually on October 31 or more frequently if events or changes in circumstances indicate that the asset may be impaired. We first assess qualitative factors to determine whether events or circumstances existed that would lead us to conclude it is more likely than not that the fair value of the reporting unit is below its carrying amount. If we determine that it is more likely than not that the fair value of the reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported as impairment of goodwill in our consolidated statements of operations and comprehensive income (loss). No impairment losses associated with our goodwill were recognized during the years ended December 31, 2023, and December 31, 2022.

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

We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax planning strategies and projected future taxable income. We believe it is more likely than not that our federal deferred tax assets will be realized in the future based primarily on the timing and reversal of existing taxable temporary differences in that jurisdiction. However, we determined that an amount of our state deferred tax assets is not more likely than not to be realized in the future based primarily on projected future taxable income available in various jurisdictions. Refer to Note 8 Income Taxes in our consolidated financial statements and for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation.

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

Interest Rate Risk

Our First Lien Term Loan bears interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2023 and 2022, we had $901.2 million of variable-rate debt outstanding under our First Lien Term Loan. Based on the balance outstanding under our First Lien Term Loan as of December 31, 2023, an increase or decrease of 100 basis points in the effective interest rate on the First Lien Term Loan would cause an increase or decrease in interest expense of approximately $9 million over the next 12 months.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Mister Car Wash, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mister Car Wash, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenues — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenues in two main streams: (1) revenues recognized ratably daily over the month in which it is earned with their subscription membership Unlimited Wash Club program which entitles the customer to unlimited washes for a monthly fee, cancelable at any time, and (2) revenues recognized at a point in time from car washes. The Company’s revenue recognition process utilizes point-of-sale systems for the initiating, processing, and recording of transactions. We identified the recognition of revenues as a critical audit matter because performing audit procedures to test the recognition of revenues required significant audit effort, including the involvement of data analytics specialists, given the Company’s high volume of individually low monetary value transactions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the testing of the recognition of revenues included the following, among others:

•
We tested the operating effectiveness of internal controls over the Company’s recognition of revenues.
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
February 23, 2024

We have served as the Company's auditor since 2018.

Mister Car Wash, Inc.

Consolidated Balance Sheets

	As of
(Amounts in thousands, except share and per share data)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$19,047	$65,152
Restricted cash	72	70
Accounts receivable, net	6,304	3,941
Other receivables	14,714	15,182
Inventory, net	8,952	9,174
Prepaid expenses and other current assets	11,805	12,618
Total current assets	60,894	106,137

Property and equipment, net	725,121	560,874
Operating lease right of use assets, net	833,547	776,689
Other intangible assets, net	117,667	123,615
Goodwill	1,134,734	1,109,815
Other assets	9,573	9,102
Total assets	$2,881,536	$2,686,232

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,641	$25,649
Accrued payroll and related expenses	19,771	17,218
Other accrued expenses	38,738	41,196
Current maturities of operating lease liability	43,979	40,367
Current maturities of finance lease liability	746	668
Deferred revenue	32,686	29,395
Total current liabilities	169,561	154,493

Long-term debt, net	897,424	895,830
Operating lease liability	809,409	759,775
Financing lease liability	14,033	14,779
Long-term deferred tax liabilities	71,657	53,395
Other long-term liabilities	4,417	6,832
Total liabilities	1,966,501	1,885,104

Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 315,192,401 and 306,626,530 shares outstanding as of December 31, 2023 and 2022, respectively	3,157	3,072
Additional paid-in capital	817,271	783,579
Accumulated other comprehensive income	—	—
Retained earnings	94,607	14,477
Total stockholders’ equity	915,035	801,128
Total liabilities and stockholders’ equity	$2,881,536	$2,686,232

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2023	2022	2021
Net revenues	$927,070	$876,506	$758,357
Cost of labor and chemicals	279,375	268,467	265,171
Other store operating expenses	363,717	322,414	266,069
General and administrative	105,708	98,855	254,815
(Gain) loss on sale of assets, net	125	(949)	(23,188)
Total costs and expenses	748,925	688,787	762,867
Operating income (loss)	178,145	187,719	(4,510)

Other expense:
Interest expense, net	75,104	41,895	39,424
Loss on extinguishment of debt	—	—	3,204
Total other expense	75,104	41,895	42,628
Income (loss) before taxes	103,041	145,824	(47,138)
Income tax provision (benefit)	22,911	32,924	(25,093)
Net income (loss)	$80,130	$112,900	$(22,045)

Other comprehensive income (loss), net of tax:
Gain on interest rate swap	—	—	1,342
Total comprehensive income (loss)	$80,130	$112,900	$(20,703)

Net income (loss) per share:
Basic	$0.26	$0.37	$(0.08)
Diluted	$0.24	$0.34	$(0.08)
Weighted-average common shares outstanding:
Basic	311,035,122	303,372,095	280,215,579
Diluted	328,239,604	327,560,407	280,215,579

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$80,130	$112,900	$(22,045)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	69,991	61,580	50,559
Stock-based compensation expense	24,001	22,305	216,579
(Gain) loss on sale of assets, net	125	(949)	(23,188)
Loss on extinguishment of debt	—	—	3,204
Amortization of deferred debt issuance costs	1,698	1,698	1,155
Non-cash lease expense	45,084	41,099	36,005
Non-cash interest income	—	(302)	—
Deferred income tax	18,137	29,382	(27,330)
Changes in assets and liabilities:
Accounts receivable, net	(2,363)	(2,668)	540
Other receivables	960	7,640	(17,956)
Inventory, net	357	(2,661)	540
Prepaid expenses and other current assets	810	(4,324)	(3,531)
Accounts payable	(113)	5,633	1,827
Accrued expenses	6,065	2,387	(6,336)
Deferred revenue	3,195	1,129	1,697
Operating lease liability	(40,434)	(42,637)	(34,266)
Other noncurrent assets and liabilities	(2,990)	(3,011)	(4,100)
Net cash provided by operating activities	$204,653	$229,201	$173,354

Cash flows from investing activities:
Purchases of property and equipment	(328,124)	(191,615)	(125,764)
Acquisition of car wash operations, net of cash	(51,218)	(86,703)	(514,003)
Proceeds from sale of property and equipment	119,977	88,187	95,935
Net cash used in investing activities	$(259,365)	$(190,131)	$(543,832)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to initial public offering	—	—	468,750
Proceeds from issuance of common stock under employee plans	9,777	8,971	4,972
Payments for repurchases of common stock	—	—	(308)
Proceeds from secondary public offering for employee tax withholdings	—	—	20,859
Tax withholdings paid on behalf of employees for secondary public offering	—	—	(20,859)
Proceeds from debt borrowings	—	—	290,000
Payments on debt borrowings	—	(2,100)	(456,972)
Payments of debt extinguishment costs	—	—	(28)
Payments of deferred debt issuance costs	—	—	(4,263)
Principal payments on finance lease obligations	(668)	(577)	(495)
Payments of issuance costs pursuant to initial public offering	—	—	(29,194)
Other financing activities	(500)	—	—
Net cash provided by financing activities	$8,609	$6,294	$272,462

Net change in cash and cash equivalents, and restricted cash during period	(46,103)	45,364	(98,016)
Cash and cash equivalents, and restricted cash at beginning of period	65,222	19,858	117,874
Cash and cash equivalents, and restricted cash at end of period	$19,119	$65,222	$19,858

Supplemental disclosure of cash flow information:
Cash paid for interest	$75,737	$40,605	$39,126
Cash paid for income taxes	$4,221	$2,221	$8,889
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$17,907	$9,816	$17,280
Property and equipment accrued in other accrued expenses	$13,303	$18,772	$-
Stock option exercise proceeds in other receivables	$-	$25	$582

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
(Amounts in thousands, except share and per share data)	Shares	Amount
Balance as of December 31, 2020	261,907,622	$2,622	$91,523	$(1,117)	$(76,378)	$16,650
Issuance of common stock pursuant to initial public offering, net of issuance costs of $29,194	31,250,000	313	439,243	—	—	439,556
Stock-based compensation expense	—	—	216,579	—	—	216,579
Vesting of restricted stock units	7,680	—	—	—	—	—
Issuance of common stock under employee plans	7,289,354	72	7,758	—	—	7,830
Shares repurchased	(334,205)	—	(2,760)	—	—	(2,760)
Gain on interest rate swap	—	—	—	1,342	—	1,342
Net loss	—	—	—	—	(22,045)	(22,045)
Balance as of December 31, 2021	300,120,451	$3,007	$752,343	$225	$(98,423)	$657,152
Stock-based compensation expense	—	—	22,305	—	—	22,305
Issuance of common stock under employee plans	463,038	4	4,219	—	—	4,223
Vesting of restricted stock units	517,422	6	(6)	—	—	—
Exercise of stock options	5,525,619	55	4,718	—	—	4,773
Change in interest rate swap	—	—	—	(225)	—	(225)
Net income	—	—	—	—	112,900	112,900
Balance as of December 31, 2022	306,626,530	$3,072	$783,579	$—	$14,477	$801,128
Stock-based compensation expense	—	—	24,001	—	—	24,001
Issuance of common stock under employee plans	434,952	4	2,993	—	—	2,997
Vesting of restricted stock units	694,100	7	(7)	—	—	—
Exercise of stock options	7,436,819	74	6,705	—	—	6,779
Net income	—	—	—	—	80,130	80,130
Balance as of December 31, 2023	315,192,401	$3,157	$817,271	$—	$94,607	$915,035

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

1. Nature of Business

Mister Car Wash, Inc., a Delaware corporation, together with its subsidiaries (collectively, "we," "us," "our" or the "Company"), is based in Tucson, Arizona and is a provider of conveyorized car wash services. As of December 31, 2023, we operated 476 car washes in 21 states. As of December 31, 2022, we operated 436 car washes in 21 states.

Forward Stock Split

In June 2021, our board of directors (the "Board") and the stockholders of the Company approved a 96-for-1 forward stock split of the Company’s outstanding common stock, which was effected on June 16, 2021. All common stock and per share information has been retroactively adjusted to give effect to this forward stock split for all periods presented. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately increased and the respective per share value and exercise prices, if applicable, were proportionately decreased in accordance with the terms of the agreements governing such securities. There were no changes to the par value per share of the Company’s common stock as a result of the forward stock split. Additionally, the Board and the stockholders of the Company approved an increase in the authorized shares of common stock to 1,000,000,000 shares.

Initial Public Offering

In June 2021, we completed our initial public offering (“IPO”) of 43,125,000 shares of common stock at a public offering price of $15.00 per share. We sold 31,250,000 shares of common stock and the selling stockholders identified in our final prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-256697), filed with the SEC pursuant to Rule 424(b)(4) on June 28, 2021 (the “Prospectus”), sold an aggregate amount of 11,875,000 shares of common stock, which selling stockholder amount included the underwriters' option to purchase up to an additional 5,625,000 shares of common stock. We received gross proceeds of approximately $468,750 before deducting underwriting discounts, commissions and offering related issuance costs; we did not receive any proceeds from the sale of shares by the selling stockholders. The consolidated financial statements, including share and per share amounts, include the effects of the IPO.

Secondary Public Offering

In August 2021, we completed a secondary public offering of 12,000,000 shares of common stock sold by the selling stockholders identified in our final prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-258186), filed with the SEC pursuant to Rule 424(b)(5) on August 24, 2021. We did not receive any proceeds from the sale of shares by the selling stockholders, and we incurred $498 of expenses in connection with the secondary public offering, which were recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

Segment Disclosure

We have determined that there is one reportable segment, with activities related to providing car wash services. The car wash locations are geographically diversified and have similar economic characteristics and nature of services. Our Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer and therefore only one measure of profit or loss and assets are used in deciding how to allocate resources and measure performance.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenue and expenses during the periods reported. Some of the significant estimates that we have made pertain to the determination of deferred tax assets and liabilities; estimates utilized to determine the fair value of assets acquired and liabilities assumed in business combinations and the related goodwill and intangibles; and certain assumptions used related to the evaluation of goodwill, intangibles, and property and equipment asset impairment. Actual results could differ from those estimates.

Cash and Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We place our temporary cash investments with high credit quality financial institutions. At times, such investments may exceed federally insured limits; however, management does not believe we are exposed to any significant credit risk on counter party cash and cash equivalents.

On occasion, we are required to maintain restricted cash deposits with certain banks due to contractual or other legal obligations. At December 31, 2023 and 2022, we had $72 and $70, respectively, in restricted cash set aside for the funding of various maintenance expenses.

Accounts Receivable, Net

Accounts receivable include amounts due for consumer credit card sales and other trade accounts receivable. Management determines the allowance for doubtful accounts and writes off trade receivables when deemed uncollectible on a specific customer identification basis. Recoveries of trade receivables previously written off are recorded when received. Accounts receivable are presented net of an allowance for doubtful accounts of $68 and $76 at December 31, 2023 and 2022, respectively. The activity in the allowance for doubtful accounts was immaterial for the years ended December 31, 2023, 2022 and 2021.

Other Receivables

Other receivables consist primarily of payroll tax withholding and exercise proceeds receivables, construction receivables and insurance receivable from non-healthcare related insurance claims.

We record payroll tax withholding and exercise proceeds receivable for amounts due to us from a third-party broker for amounts used to cover tax liability and exercise proceeds resulting from employee exercises of share-based payment awards.

For certain build-to-suit lease arrangements, we are responsible for the construction of a lessor owned facility using our designs. As construction occurs, we will recognize a construction receivable on the consolidated balance sheets due from the lessor. To the extent costs exceed the amount to be reimbursed by the lessor, we will consider such costs prepaid rent, which are added to the associated operating lease right of use asset once the lease commences.

We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. We record receivables from our non-healthcare insurance carriers related to these insurance claims, which are included in other receivables. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

	As of
	December 31, 2023	December 31, 2022
Payroll tax withholding and exercise proceeds receivable	$—	$273
Construction receivable	6,480	6,199
Income tax receivable	3,051	4,387
Insurance receivable	3,686	2,627
Other	1,497	1,696
Total other receivables	$14,714	$15,182

Inventory, Net

Inventory, net consists primarily of chemical washing solutions and is stated at the lower of cost or net realizable value using the average cost method. The activity in the reserve for obsolescence accounts was immaterial for the years ended December 31, 2023, 2022 and 2021.

Inventory for the periods presented is as follows:

	As of
	December 31, 2023	December 31, 2022
Chemical washing solutions	$9,135	$9,357
Reserve for obsolescence	(183)	(183)
Total inventory, net	$8,952	$9,174

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

The carrying value of long-lived assets held and used is periodically reviewed for possible impairment when events and circumstances warrant such a review.

Other Intangible Assets, Net and Goodwill

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The useful lives of our identifiable intangible assets are determined after considering the specific facts and circumstances related to each intangible asset. The following factors are considered when determining useful lives: the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions.

Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 2 to 10 years. When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting profit and cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we will recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions hypothetical marketplace participants would use.

Intangible assets determined to have indefinite useful lives, including trade names and trademarks, are tested for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. A variety of methodologies are used in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. We have the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. We must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If we conclude that this is the case, we must perform the testing described above. Otherwise, we do not need to perform any further assessment. We completed our indefinite-life intangible asset impairment analysis as of October 31, 2023 and 2022 and concluded that it was not more likely than not that the carrying value of the asset may not be recoverable.

Goodwill is evaluated for impairment at the reporting unit-level on an annual basis (or more frequently if events or circumstances indicate that the related carrying amount may be impaired). We evaluate qualitative factors to determine if performing the quantitative impairment test is required. If it is determined that it is more likely than not, as defined in the guidance, that the carrying value is less than the fair value, the potential for goodwill impairment is evaluated and the amount of impairment loss, if any, is measured and recognized. If we determine that it is not more likely than not that the carrying value is less than the fair value, no further evaluation is performed. We completed our goodwill impairment test as of October 31, 2023 and 2022 and concluded that it is not more likely than not that the carrying value is less than the fair value, and therefore, no further evaluation was performed.

Deferred Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying value of the related liability except for debt issuance costs related to our Revolving Commitment arrangement. In the case of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement, related debt issuance costs are presented in other assets in the accompanying consolidated balance sheets.

The direct costs associated with the funding of long-term debt are amortized to interest expense over the term of the applicable loan.

Derivative Financial Instruments

We had a pay fixed, receive variable interest rate swap contract (“Swap”) to manage our exposure to changes in interest rates. The Swap was recognized in the consolidated balance sheets at fair value. The Swap was a cash flow hedge and was recorded using hedge accounting, as such, changes in the fair value of the Swap were recorded in other comprehensive income (loss), net of tax until the hedged item was recognized in earnings. Amounts reported in other comprehensive income (loss), net of tax related to the Swap were reclassified to interest expense as interest payments were made on our variable-rate debt.

We assess, both at the inception of the hedge and on an ongoing basis, whether the derivative used as a hedging instrument is highly effective in offsetting the changes in the cash flow of the hedged item. If it is determined that the derivative is not highly effective as a hedge or ceases to be highly effective, we will discontinue hedge accounting prospectively. See Note 11 Interest Rate Swap for additional information.

Leases

We determine if a contract contains a lease at inception. Our material operating leases consist of car wash locations, warehouses and office space. U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date, and the lease term used in the evaluation includes the non-cancelable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. Nearly all of our car wash and office space leases are classified as operating leases.

We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related car washes, pursuant to agreed-upon terms in the respective lease agreements. Tenant improvement allowances can take the form of cash payments upon the opening of the related car washes, full or partial credits against rents otherwise payable by us, or a combination thereof. All tenant improvement allowances we receive are recorded as a contra operating lease right of use asset and amortized over the term of the lease.

The lease term used for straight-line rent expense is calculated from the commencement date (the date we take possession of the premises) through the lease termination date (including any options where exercise is reasonably certain and failure to exercise such option would result in an economic penalty). The initial lease term of our operating leases ranges from 6 to 50 years. We record rent expense on a straight-line basis beginning on the lease commencement date.

Maintenance, insurance and property tax expenses are generally accounted for on an accrual basis as variable lease costs. We recognize variable lease cost for operating leases in the period when changes in facts and circumstances on which the variable lease payments are based occur. All operating lease rent expense is included in equipment and facilities or general and administrative expense on the consolidated statements of operations and comprehensive income (loss).

We record a lease liability for our operating leases equal to the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term as the rate implicit in our leases is not readily determinable. Our operating lease liability calculation is the total rent payable during the lease term, including rent escalations in which the amount of future rent is certain or fixed on the straight-line basis over the term of the lease (including any rent holiday period beginning upon our possession of the premises, and any fixed payments stated in the lease). A corresponding operating lease asset is also recorded equaling the initial amount of the operating lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any lease incentives received. The difference between the minimum rents paid and the straight-line rent is reflected within the associated operating lease right of use asset.

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not enter into lease transactions with related parties.

We make judgments regarding the reasonably certain lease term for each car wash property lease, which can impact the classification and accounting for a lease as finance or operating and/or escalations in payments that are taken into consideration when calculating straight-line rent, and the term over which leasehold improvements for each car wash are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Revenue Recognition

A five-step model is used to recognize revenue from customer contracts under ASC 606, Revenue from Contracts with Customers (ASC 606). The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation.

We recognize revenue in two main streams. First, we offer an Unlimited Wash Club ("UWC") program to our customers. The UWC program entitles the customer to unlimited washes for a monthly fee, cancelable at any time. We enter into a contract with the customer that falls under the definition of a customer contract under ASC 606. Customers are automatically charged on a credit or debit card on the same day of the month that they originally signed up. Our performance obligation is to provide unlimited car wash services for a monthly fee. The UWC revenue is recognized ratably daily over the month in which it is earned and amounts unearned are recorded as deferred revenue on the consolidated balance sheets. Accounts receivable, net and deferred revenue as of January 1, 2021 were $1,397 and $24,505, respectively. Accounts receivable, net and deferred revenue as of January 1, 2022 were $1,090 and $27,815, respectively. All amounts recorded as deferred revenue at year end are recognized as revenue in the following year. Second, revenue from car wash services are recognized at the point in time services are rendered and the customer pays with cash or credit. Revenues are net of sales tax, refunds and discounts applied as a reduction of revenue at the time of payment.

The following table summarizes the composition of our net revenues for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Recognized over time	$659,612	$593,067	$486,580
Recognized at a point in time	267,067	282,424	268,981
Other revenue	391	1,015	2,796
Net revenues	$927,070	$876,506	$758,357

We promote and sell a limited number of prepaid products, which include discounted car wash packages and gift cards that are not material to the financial statements. We record the sale of these items as deferred revenue, which is reduced for estimated breakage, which is not material to the financial statements. Revenue is recognized based on the terms of the packages and when the prepaid packages or gift cards are redeemed by the customer.

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

Sales and Marketing

Sales and marketing expenses are expensed as incurred and include costs for advertising, onsite collateral, promotional events and sponsorships, and customer retention. Advertising costs totaled approximately $7,048, $4,634 and $4,868 for the years ended December 31, 2023, 2022, and 2021, respectively, and are recorded in other store operating expenses in the consolidated statements of operations and comprehensive income (loss).

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates.

We have adopted a more likely than not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. We recognize interest and penalties related to uncertain tax positions in income tax provision (benefit) in the consolidated statements of operations and comprehensive income (loss).

Sales Taxes

We collect sales taxes from customers for taxable services provided and products sold and remit those collected sales and use taxes to the applicable state authorities on a monthly basis. We have adopted a policy of presenting such taxes on revenues on a net basis (excluded from revenues) in the consolidated statements of operations and comprehensive income (loss).

Stock-Based Compensation Plans

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation cost at grant date, based upon the estimated fair value of the award, and recognize cost as expense using the tranche over the employee requisite service period. We estimate the fair value of stock options and stock purchase rights using a Black-Scholes option-pricing model. Restricted stock units are classified as equity and measured at the fair market value of the underlying stock at the grant date. Upon termination unvested time and performance-based options, stock-purchase rights, and restricted stock units are forfeited. We have made a policy election to estimate the number of stock-based compensation awards that are expected to vest to determine the amount of compensation expense recognized in earnings. Forfeiture estimates are revised if subsequent information indicates that the actual number of forfeitures is likely to differ from previous estimates.

Deferred tax assets are recorded for awards that result in deductions in our income tax returns, based upon the amount of compensation cost recognized and our statutory tax rate. The tax effect of differences between the compensation cost of an award recognized for financial reporting purposes and the deduction for an award for tax purposes is recognized as an income tax expense or benefit in the consolidated statements of operations and comprehensive income (loss) in the period in which the tax deduction arises.

Business Combinations

We evaluate each transaction under ASC 805, Business Combinations, including applying a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination.

For all business acquisitions, we recognize, separately from goodwill, the identifiable assets acquired, and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of the aggregate of the fair value of consideration transferred over the fair value of assets acquired and liabilities assumed.

To the extent contingencies such as pre-acquisition environmental matters, contingent purchase price consideration, litigation, and related legal fees are resolved or settled during a reporting period after a business combination occurs, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined. We recognize third-party transaction-related costs as general and administrative in the period in which those costs are incurred.

If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we report provisional amounts for the items for which the accounting is incomplete. This period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period are reflected prospectively in the consolidated financial statements of the subsequent period.

Fair Value Measurements

We disclose the fair value of our financial instruments based on the fair value hierarchy. The levels of the fair value hierarchy are described as follows:

Level 1—Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.

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

We use observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. A contingent consideration liability related to one of our 2021 acquisitions was measured at fair value (Level 3) on a recurring basis as of December 31, 2023 and 2022. See Note 10 Fair Value Measurements for additional information regarding the contingent consideration liability.

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

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$80,130	$112,900	$(22,045)

Denominator:
Weighted-average common shares outstanding - basic	311,035,122	303,372,095	280,215,579
Effect of potentially dilutive securities:
Stock options	16,778,290	23,617,488	—
Restricted stock units	396,177	555,495	—
Employee stock purchase plan	30,015	15,329	—
Weighted-average common shares outstanding - diluted	328,239,604	327,560,407	280,215,579

Net income (loss) per share - basic	$0.26	$0.37	$(0.08)
Net income (loss) per share - diluted	$0.24	$0.34	$(0.08)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2023	2022	2021
Stock options	3,457,404	2,204,216	30,752,951
Restricted stock units	184,619	62,140	1,683,077
Employee stock purchase plan	53,408	49,645	194,263

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. We adopted the new standard on January 1, 2023 and was applied prospectively. We reviewed our business processes and controls to support the recognition and disclosure as required under the new standard. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). The guidance improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and certain inconsistencies in application. This update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606 as if it had originated the contracts. This update was effective for us as of January 1, 2023, and the adoption of this new standard did not have a material impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We expect this ASU to only impact our disclosures with no impacts to our consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following for the periods presented:

	As of
	December 31, 2023	December 31, 2022
Spare parts	$6,586	$5,397
Prepaid insurance	2,618	3,828
Other	2,601	3,393
Total prepaid expenses and other current assets	$11,805	$12,618

4. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	December 31, 2023	December 31, 2022
Land	$121,960	$94,594
Buildings and improvements	263,468	189,998
Finance leases	16,604	16,604
Leasehold improvements	135,861	115,811
Vehicles and equipment	285,127	229,453
Furniture, fixtures and equipment	100,457	86,613
Construction in progress	75,639	53,373
Property and equipment, gross	999,116	786,446
Less: accumulated depreciation	(270,706)	(223,288)
Less: accumulated amortization - finance leases	(3,289)	(2,284)
Property and equipment, net	$725,121	$560,874

Depreciation expense was $62,214, $52,715 and $43,970 for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense on finance leases was $1,005, $991 and $970 for the years ended December 31, 2023, 2022 and 2021, respectively. There were no impairments recognized in 2023 or 2021. In December 2022, we recorded $6,252 of impairment losses primarily related to the land and building of two locations, using independent third-party appraisals to determine the change in market values. These losses are recorded in (gain) loss on sale of assets, net on the consolidated statements of operations and comprehensive income (loss).

5. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and Trademarks	$107,000	$—	$107,200	$200
CPC Unity System	42,900	40,040	42,900	35,750
Customer relationships	9,700	6,430	11,800	8,240
Covenants not to compete	13,230	8,693	12,590	6,685
Other intangible assets, net	$172,830	$55,163	$174,490	$50,875

The weighted average amortization period for CPC Unity System, customer relationships, and covenants not to compete are 10.0 years, 7.0 years and 6.3 years, respectively.

Amortization expense for finite-lived intangible assets was $6,772, $7,874 and $5,619 for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, estimated future amortization expense was as follows:

Fiscal Year Ending:
2024	$5,038
2025	1,827
2026	1,585
2027	757
Thereafter	1,460
Total estimated future amortization expense	$10,667

6. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	December 31, 2023	December 31, 2022
Balance at beginning of period	$1,109,815	$1,060,221
Current period acquisitions	24,919	57,856
Other provisional adjustments	—	(8,262)
Balance at end of period	$1,134,734	$1,109,815

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

7. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	December 31, 2023	December 31, 2022
Utilities	$6,130	$5,439
Accrued other tax expense	9,482	8,863
Insurance expense	4,355	3,275
Greenfield development accruals	13,343	18,772
Other	5,428	4,847
Total other accrued expenses	$38,738	$41,196

Greenfield development accruals represent an obligation to pay for invoices not yet received, primarily related to land and buildings and improvements, on properties which we have taken control of as of December 31, 2023 and 2022.

8. Income Taxes

The provision for income taxes consisted of the following for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Current provision (benefit):
Federal	$(14)	$389	$—
State	4,788	3,152	2,237
Total current provision (benefit)	4,774	3,541	2,237
Deferred provision (benefit):
Federal	19,505	25,646	(22,781)
State	(1,368)	3,737	(4,549)
Total deferred provision (benefit)	18,137	29,383	(27,330)
Total provision (benefit)	$22,911	$32,924	$(25,093)

A reconciliation of the statutory income tax rate provision (benefit) to our provision (benefit) consisted of the following for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Income tax provision (benefit) at the statutory rate	$21,639	$30,623	$(9,899)
Increase (decrease) resulting from:
Federal credits	(320)	(532)	(606)
State income taxes, net of federal benefit	2,695	5,795	(2,903)
Other nondeductible expenses	368	665	714
Valuation allowance adjustment	(280)	444	122
Stock based compensation	(2,115)	(4,571)	(12,494)
Other, net	924	500	(27)
Income tax provision (benefit)	$22,911	$32,924	$(25,093)

	As of
	December 31, 2023	December 31, 2022
Deferred tax assets:
Lease liability	$214,341	$200,061
Stock based compensation	32,517	39,924
Accrued compensation costs	1,543	1,470
Deferred revenue	1,612	1,680
Net operating loss (NOL) carryforwards	21,904	23,225
Interest expense carryforwards	24,653	6,541
Federal credit carryforwards	3,539	3,274
Other	3,780	3,284
Gross deferred tax assets	303,889	279,459
Less valuation allowance	(286)	(566)
Net deferred tax assets	303,603	278,893

Deferred tax liabilities:
Right of use asset	(208,997)	(193,967)
Goodwill and other intangible assets	(65,609)	(55,476)
Property and equipment	(100,103)	(81,876)
Other	(551)	(969)
Gross deferred tax liabilities	(375,260)	(332,288)
Total deferred tax liabilities, net	$(71,657)	$(53,395)

We had federal and state net operating loss ("NOL") carryforwards available of $97,166 and $34,813 at December 31, 2023, respectively. The federal NOL carryforwards can be carried forward indefinitely while $28,685 of the state NOL carryforwards have indefinite lives and the remaining amounts will expire between 2030 and 2043. We had federal interest expense carryforwards of $90,094 at December 31, 2023, which can be carried forward indefinitely. We also had state interest expense carryforwards in 13 states where the amounts vary by jurisdiction, which also have indefinite lives. We had federal general business credits of $3,539 at December 31, 2023, which can be carried forward for 20 years and if unused, will expire between 2037 and 2043.

As noted above, we had deferred tax assets related to both federal and state NOL and interest expense carryforwards. When determining the need for a valuation allowance, we consider all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax planning strategies and projected future taxable income. We adjust the valuation allowance in the period management determines it is more likely than not that we will not realize some or all of the deferred tax assets.

For financial reporting purposes, we established valuation allowances of $286 and $566 at December 31, 2023 and 2022, respectively, to offset deferred tax assets. The current and prior year valuation allowance relates to state attributes and carryovers.

Past ownership changes and other equity transactions may have triggered Sections 382 and 383 of the Internal Revenue Code, resulting in certain annual limitations on the utilization of existing federal and state net operating losses and credits. Such provisions may limit the potential future tax benefit to be realized by us from its accumulated net operating losses and tax credit carryforwards.

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors (“CHIPS”) Act of 2022 was signed into law. The CHIPS Act is designed to boost domestic semiconductor manufacturing and encourage US research activities. Later that month, on August 16, 2022, the Inflation Reduction Act (“IRA”) of 2022 was signed into law. The IRA creates a new book-minimum tax on certain large corporations and an excise tax on stock buybacks while also providing incentives to address climate change mitigation and clean energy, among other items. Most of these changes became effective for the 2023 tax year and after initial evaluation, we do not currently expect these laws to have a material effect on the consolidated financial statements.

The income tax expense recorded in 2023 is different from the expected statutory federal and state tax benefit primarily due to a $2,115 income tax benefit related to equity award exercises and/or vesting in 2023, which is net of the impact of the internal revenue code rules and regulations related to the deductibility of executive compensation by publicly held companies.

We file income tax returns in the U.S. federal and various state tax jurisdictions and are subject to varying statutes of limitation in each jurisdiction. As of December 31, 2023, we are not under audit for federal or state income tax purposes. In general, our federal tax return may be subject to examination for the 2020 through 2022 tax years, while for state purposes, the 2019 through 2022 years are generally open to examination, with some states having either a three- or four-year statute of limitations. Our usage of NOL carryovers also permits taxing authorities to adjust aspects of tax returns that may be outside of these statutes of limitation.

Our policy is to recognize interest and penalties related to income tax matters in income tax (benefit) provision. We accrued interest and penalties of $175 as of December 31, 2023 in income tax expense. We neither accrued for nor recognized any interest or penalties in income tax expense as of December 31, 2022 or 2021. We have not accrued for any uncertain tax positions as of December 31, 2023 or 2022 and we believe that it is unlikely that there will be a significant increase or decrease of any unrecognized tax benefits within the next twelve months.

9. Debt

Long-term debt consisted of the following as of the periods presented:

	As of
	December 31, 2023	December 31, 2022
Credit agreement
First lien term loan	$901,201	$901,201
Less: unamortized discount and debt issuance costs	(3,777)	(5,371)
Less: current maturities of debt	—	—
First lien term loan, net	897,424	895,830
Credit agreement, net	$897,424	$895,830

Total long-term debt, net	$897,424	$895,830

As of December 31, 2023, annual maturities of debt were as follows:

Fiscal Year Ending:
2024	$—
2025	—
2026	901,201
2027	—
2028	—
Thereafter	—
Total maturities of debt	$901,201

As of December 31, 2023 and 2022, unamortized debt issuance costs was $4,030 and $5,729, respectively, and accumulated amortization of debt issuance costs was $6,145 and $4,446, respectively.

For the years ended December 31, 2023, 2022 and 2021, the amortization of debt issuance costs in interest expense, net in the consolidated statements of operations and comprehensive income (loss) was approximately $1,698, $1,698 and $1,155, respectively.

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

In February 2020 and March 2020, we borrowed $30,000 and $10,000, respectively, under the delayed draw facility under the First Lien Term Loan, utilizing the full $40,000 available under the delayed draw facility. As a result of the additional borrowings under the delayed draw facility, the quarterly principal payments associated with the First Lien Term Loan increased from $2,000 to $2,100.

In June 2021, we made a voluntary prepayment of $190,400 of outstanding principal under the First Lien Term Loan funded by the net proceeds from the IPO. In connection with the voluntary prepayment, we expensed $1,037 of previously unamortized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). The early prepayment resulted in the elimination of required quarterly amortization principal payments through 2026.

In December 2021, in connection with the Clean Streak Ventures acquisition, we entered into Amendment No. 3 to the Amended and Restated First Lien Credit Agreement which amended and restated the Amended and Restated First Lien Credit Agreement entered into in May 2019. Under the terms of the Amended First Lien Credit

Agreement, the previous First Lien Term Loan was increased by $290,000 to $903,301 with the balance due on May 14, 2026. The incremental increase in aggregate principal of $290,000 resulted in $285,962 of proceeds net of discount and deferred debt issuance costs. In connection with the Amendment No. 3 to Amended and Restated First Lien Credit Agreement, we expensed $21 of previously unamortized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss).

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

As of December 31, 2023 and 2022, the amount outstanding under the First Lien Term Loan was $901,201. As of December 31, 2023 and 2022, the interest rate on the First Lien Term Loan was 8.46% and 7.42%, respectively.

The Amended and Restated First Lien Credit Agreement requires us to maintain compliance with a First Lien Net Leverage Ratio. As of December 31, 2023, we were in compliance with the First Lien Net Leverage Ratio financial covenant of the Amended and Restated First Lien Credit Agreement.

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

As of December 31, 2023 and 2022, there were no amounts outstanding under the Revolving Commitment.

The maximum available borrowing capacity under the Revolving Commitment is reduced by outstanding letters of credit under the Revolving Commitment. As of December 31, 2023 and 2022, the available borrowing capacity under the Revolving Commitment was $149,193 and $148,581, respectively.

In addition, an unused commitment fee based on our First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of December 31, 2023 and 2022, the unused commitment fee was 0.25%.

Standby Letters of Credit

As of December 31, 2023, we have a letter of credit sublimit of $10,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $150,000 subsequent to the First Lien Credit Agreement. Any letter of credit issued under the Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2 to Amended and Restated First Lien Credit Agreement. Letters of credit under the Revolving Commitment reduce the maximum available borrowing capacity under the Revolving Commitment. As of December 31, 2023 and 2022, the amounts associated with outstanding letters of credit were $807 and $1,419, respectively, and unused letters of credit under the Revolving Commitment were $9,193 and $8,581, respectively.

10. Fair Value Measurements

The following table presents assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2023:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan	$5,553	$5,553	$—	$—
Liabilities:
Deferred compensation plan	$3,961	$3,961	$—	$—
Contingent consideration	$4,750	$—	$—	$4,750

The following table presents financial liabilities which are measured at fair value on a recurring basis as of December 31, 2022:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan	$4,600	$4,600	$—	$—
Liabilities:
Deferred compensation plan	$3,818	$3,818	$—	$—
Contingent consideration	$5,250	$—	$—	$5,250

We measure the fair value of our financial assets and liabilities using the highest level of inputs that are available as of the measurement date. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value due to the immediate or short-term maturity of these financial instruments.

We maintain a deferred compensation plan for a select group of our highly compensated employees, in which certain of our executive officers participate in. The plan allows eligible participants to defer up to 90% of their base salary and/or incentive plan compensation as well as any refunds from our 401(k) Plan. Participants may elect investment funds selected by the Company in whole percentages. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds. These investment funds consist primarily of equity securities, such as common stock and mutual funds, and fixed income securities and are valued at the closing price reported on the active market on which the individual securities are traded and are classified as Level 1. These investment options do not represent actual ownership of or ownership rights in the applicable funds; they serve the purpose of valuing the account and the corresponding obligation of the Company.

As of December 31, 2023 and 2022, the fair value of our First Lien Term Loan approximated its carrying value due to the debt's variable interest rate terms.

As of December 31, 2023, we did not hold any cash investments. As of December 31, 2022, we recognized assets in cash investments of $5,032, of which $4,992 are held in commercial paper and categorized as Level 2 assets and $40 held in money market funds, which are categorized as Level 1 assets. These investments have maturities of less than 90 days and are recorded within Cash and cash equivalents on the consolidated balance sheet. During the years ended December 31, 2023 and 2022, interest income related to cash investments was not material.

As of December 31, 2023 and 2022, we recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition. We measured its contingent consideration liability arising from our 2021 acquisition using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and our most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when we obtain the certificate of occupancy for the car wash and opens to the public in 2023 and an annual payment based on certain financial metrics of the business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. We determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at December 31, 2023. During the year ended December 31, 2023, a payment was made upon receipt of certificate of occupancy of $500.

During the years ended December 31, 2023 and 2022, there were no transfers between fair value measurement levels.

11. Interest Rate Swap

In May 2020, we entered into a pay-fixed, receive-floating interest rate swap (the “Swap”) to mitigate variability in forecasted interest payments on an amortizing notional of $550,000 of our variable-rate First Lien Term Loan. We designated the Swap as a cash flow hedge. In October 2022, the interest rate swap expired.

For the years ended December 31, 2023 and 2022, no amounts were reported, and for the year ended December 31, 2021, $449 was reported in other comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss) net of tax.

12. Leases

Our incremental borrowing rate for a lease is the rate of interest we expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. To determine the incremental borrowing rates used to discount the lease payments, we estimated our synthetic credit rating and utilized market data for similarly situated companies.

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	December 31, 2023	December 31, 2022
Assets
Operating	Operating right of use assets, net	$833,547	$776,689
Finance	Property and equipment, net	13,315	14,320
Total lease assets		$846,862	$791,009

Liabilities
Current
Operating	Current maturities of operating lease liability	$43,979	$40,367
Finance	Current maturities of finance lease liability	746	668
Long-term
Operating	Operating lease liability	809,409	759,775
Finance	Financing lease liability	14,033	14,779
Total lease liabilities		$868,167	$815,589

Components of total lease cost, net, consisted of the following for the periods presented:

	Year Ended December 31,
	2023	2022
Operating lease expense(a)	$102,422	$89,250
Finance lease expense
Amortization of lease assets	1,005	991
Interest on lease liabilities	1,087	1,129
Short-term lease expense	52	32
Variable lease expense(b)	18,141	15,156
Total	$122,707	$106,558
(a)
Operating lease expense includes an immaterial amount of sublease income and is included in other store operating expenses and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
(b)
Variable lease costs consist primarily of property taxes, property insurance, and common area or other maintenance costs for our leases of land and buildings and is included in other store operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

The following includes supplemental information for the periods presented:

	Year Ended December 31,
	2023	2022
Operating cash flows from operating leases	$100,586	$89,573
Operating cash flows from finance leases	$1,087	$1,130
Financing cash flows from finance leases	$668	$577

Operating lease ROU assets obtained in exchange for lease liabilities	$101,861	$92,048
Finance lease ROU assets obtained in exchange for lease liabilities	$-	$107

Weighted-average remaining operating lease term	13.86	14.11
Weighted-average remaining finance lease term	15.57	16.37

Weighted-average operating lease discount rate	8.06%	7.34%
Weighted-average finance lease discount rate	7.33%	7.33%

As of December 31, 2023, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2024	$106,912	$1,780
2025	107,088	1,786
2026	106,084	1,792
2027	102,375	1,819
2028	96,443	1,846
Thereafter	937,808	18,425
Total future minimum obligations	$1,456,710	$27,448
Less: Present value discount	(603,322)	(12,669)
Present value of net future minimum lease obligations	$853,388	$14,779
Less: Current portion	(43,979)	(746)
Long-term obligations	$809,409	$14,033

Forward Starting Leases

As of December 31, 2023, we entered into 14 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2024 through 2026 with initial lease terms of 15 to 20 years.

As of December 31, 2022, we entered into seven leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases commenced in 2023 or will commence in 2024 or 2025 with initial lease terms of 15 to 20 years.

Sale-leaseback Transactions

During the year ended December 31, 2023, we completed 19 sale-leaseback transactions related to car wash locations with aggregate consideration of $123,528 resulting in net gains of $1,074, which is included in (gain) loss on sale of assets, net in the consolidated statements of operations and comprehensive income (loss). Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 15- to 20-year terms. For the sale-leaseback transactions consummated for the year ended December 31, 2023, the cumulative initial annual rents for the properties were approximately $7,737, subject to annual escalations. These leases are accounted for as operating leases.

During the year ended December 31, 2022, we completed six sale-leaseback transactions related to car wash locations with aggregate consideration of $89,932, resulting in net gains of $8,359, which is included in (gain) loss on sale of assets, net in the consolidated statements of operations and comprehensive income (loss). Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 15- to 20-year terms. For the sale-leaseback transactions consummated for the year ended December 31, 2022, the cumulative initial annual rents for the properties were approximately $5,062, subject to annual escalations. These leases are accounted for as operating leases.

13. Stockholders’ Equity

As of December 31, 2023, there were 1,000,000,000 shares of common stock authorized, 318,366,628 shares of common stock issued, and 315,192,401 shares of common stock outstanding.

As of December 31, 2022, there were 1,000,000,000 shares of common stock authorized, 309,800,757 shares of common stock issued, and 306,626,530 shares of common stock outstanding.

As of December 31, 2023 and 2022, there were 5,000,000 shares of preferred stock authorized and none were issued or outstanding.

We use the cost method to account for treasury stock. As of December 31, 2023 and 2022, we had 3,174,227 shares of treasury stock. As of December 31, 2023 and 2022, the cost of treasury stock included in additional paid-in capital in the consolidated balance sheets was $6,091.

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

All stock options granted under the 2021 Plan are equity-classified and have a contractual life of ten years. Under the 2021 Plan, the stock options contain service-based vesting conditions and generally vest ratably over a three- to five-year period (collectively with stock options under the 2014 Plan, the “Time Vesting Options”). The exercise prices for stock options granted under the 2021 Plan were not less than the fair market value of the common stock of the Company on the date of grant.

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

2021 ESPP Valuation

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP Plan during the period presented as follows:

Year Ended December 31,
	2023	2022
Expected volatility	36.30% - 55.99%	34.33% - 53.90%
Risk-free interest rate	4.53% - 5.38%	0.07% - 4.53%
Expected term (in years)	0.49 - 0.50	0.49 - 0.50
Expected dividend yield	None	None

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2014 Plan and 2021 Plan during the periods presented as follows:

Year Ended December 31,
	2023	2022	2021
Expected volatility	43.74% - 46.58%	35.63% - 36.95%	34.13% - 44.89%
Risk-free interest rate	3.68% - 4.21%	2.96% - 3.65%	0.63% - 1.34%
Expected term (in years)	6.0 - 6.26	6.0 - 6.26	5.2 - 6.5
Expected dividend yield	None	None	None

Stock Options

A summary of the Company’s stock option activity during the most recent period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	15,651,622	9,882,278	25,533,900	$2.31
Granted	1,712,812	—	1,712,812	$8.89
Exercised	(5,083,942)	(2,169,482)	(7,253,424)	$0.93
Forfeited	(535,598)	(7,682)	(543,280)	$9.08
Outstanding as of December 31, 2023	11,744,894	7,705,114	19,450,008	$3.21
Options vested or expected to vest as of December 31, 2023	11,306,317	7,705,114	19,011,431	$7.15
Options exercisable as of December 31, 2023	8,090,645	7,705,114	15,795,759	$1.74

The number and weighted-average grant date fair value of stock options during the most recent period presented is as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2022	3,704,919	—	$3.90	—
Non-vested as of December 31, 2023	3,629,454	—	$4.39	—
Granted during the period	1,712,812	—	$4.35	—
Vested during the period	1,311,898	—	$3.18	—
Forfeited/canceled during the period	476,379	—	$4.06	—

The total grant date fair value of Time Vesting Options granted during the year ended December 31, 2023 was approximately $7,456. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $54,975, $63,104 and $99,844, respectively.

The fair value of stock options vested during the years ended December 31, 2023, 2022 and 2021 was $10,611, $19,717 and $328,839, respectively.

The weighted-average fair value of time vesting options granted in 2023, 2022 and 2021, estimated on the dates of grant using the Black-Scholes option pricing model, was $4.35, $4.85 and $5.12, respectively.

As of December 31, 2023 and 2022, the weighted-average remaining contractual life of outstanding stock options was approximately 3.67 years and 4.16 years.

As of December 31, 2023 and 2022, the weighted-average remaining contractual life of currently exercisable stock options was approximately 2.86 years and 3.94 years.

Restricted Stock Units

The following table summarizes our RSU activity during the periods presented as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2022	2,075,859	$13.55
Granted	2,717,815	8.34
Vested	(694,100)	13.60
Forfeited	(381,069)	11.14
Unvested as of December 31, 2023	3,718,505	$9.98

The total fair value of RSUs that vested during the year ended December 31, 2023 was $5,830.

As of December 31, 2023 and 2022, the weighted-average remaining contractual life of outstanding RSUs was approximately 8.97 years and 9.01 years, respectively.

Stock-Based Compensation Expense

The Company estimated a forfeiture rate of 8.82% for awards with service-based vesting conditions based on historical experience and future expectations of the vesting of these share-based payments. The Company used this rate as an assumption in calculating stock-based compensation expense for Time Vesting Options, RSUs, and stock purchase rights granted under the 2021 ESPP.

Total stock-based compensation expense, by caption, recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented is as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of labor and chemicals	$8,879	$8,349	$36,500
General and administrative	15,122	13,956	180,079
Total stock-based compensation expense	$24,001	$22,305	$216,579
Income tax benefit for stock-based compensation expense	$(4,380)	$(3,932)	$(50,932)

Total stock-based compensation expense, by award type, recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented is as follows:

	Year Ended December 31,
	2023	2022	2021
Time Vesting Options	$6,812	$6,922	$5,662
Performance Vesting Options	—	—	201,985
RSUs	16,230	13,984	6,585
2021 ESPP	959	1,399	2,347
Total stock-based compensation expense	$24,001	$22,305	$216,579

As of December 31, 2023, total unrecognized compensation expense related to unvested Time Vesting Options was $6,914, which is expected to be recognized over a weighted-average period of 2.36 years.

As of December 31, 2023, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of December 31, 2023, total unrecognized compensation expense related to unvested RSUs was $17,475, which is expected to be recognized over a weighted-average period of 2.28 years.

As of December 31, 2023, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $385, which is expected to be recognized over a weighted-average period of 0.37 years.

Modification of Stock Options

In February 2021, the Company modified a total of 7,874,304 shares of Performance Vesting Options for 12 grantees to provide for an additional service-based vesting condition related to the acceleration of vesting in connection with a grantees’ death. The Company did not recognize current incremental stock-based compensation expense in connection with the modification during the years ended December 31, 2023 and 2022 because the grants vest upon the earlier of a performance condition or a service condition, neither of which are probable of occurring until the condition is met. The modification resulted in an incremental increase to unrecognized compensation expense related to unvested Performance Vesting Options of $75,217, which was recognized in June 2021 in connection with the completion of the IPO.

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

15. Employee Retirement Savings Plan

In January 2011, we established a defined contribution 401(k)-plan to benefit certain employees. The 401(k)-plan sponsor is a wholly owned subsidiary of the Company. Employees are eligible to participate if they are at least 18 years of age and have worked for the Company for at least six months. We may make discretionary matching contributions. For the years ended December 31, 2023, 2022 and 2021, we made $1,232, $1,153, and $977, respectively, of matching contributions.

We maintain a nonqualified deferred compensation plan for certain management employees. Under the deferred compensation plan, a participant may elect to defer up to 90% of their base salary, 90% of their annual bonus, and/or 100% of 401(k) contributions that fail the top-heavy testing for highly compensated employees. We may make discretionary matching contributions. As of December 31, 2023 and 2022, the deferred compensation liability under this plan within accrued payroll and related expenses was $3,961 and $3,818, respectively.

16. Business Combinations

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

The consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. We expensed $208, $647 and $2,383 of acquisition-related costs for the years ended December 31, 2023, 2022 and 2021, respectively. These acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

For the years ended December 31, 2023 and 2022, the amount of acquired goodwill that is not deductible for income tax purposes was $0 and $1,078, respectively. The goodwill recognized in 2023 and 2022 is primarily attributable to the expected synergies to be achieved from the business combinations.

2023 Acquisitions

For the year ended December 31, 2023, we acquired the assets and liabilities of six conveyorized car washes in two acquisitions for total consideration of approximately $51,217, which was paid in cash. These acquisitions resulted in the preliminary recognition of $24,919 of goodwill, $22,555 of property and equipment, $3,580 of ROU assets, $640 of intangible assets, $101 of other net liabilities, and $376 of a bargain purchase gain. The bargain purchase gain is not material and is recorded within (gain) loss on sale of assets, net on the consolidated statements of operations and comprehensive income (loss). We do not believe these acquisitions are material to our overall consolidated financial statements.

The acquisitions were located in the following markets:

Location (Seller)	Number of Washes	Month Acquired
Arizona (Dynamite Car Wash)	1	April
California (Cruizers Car Wash)	5	July

Unaudited Supplemental Pro Forma Information

The following table presents unaudited supplemental pro forma information for the periods presented as if the business combinations had occurred on January 1, 2022:

	Year Ended December 31,
	2023	2022
Net revenues	$12,655	$9,340
Net income	$2,807	$355

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

For the year ended December 31, 2023, the revenues and earnings of the acquisitions reflected in the accompanying consolidated statements of operations and comprehensive income (loss) were $6,415 and $1,356, respectively.

2022 Acquisitions

For the year ended December 31, 2022, we acquired the assets and liabilities of 11 conveyorized car washes in four acquisitions for total consideration of approximately $98,548, which was paid in cash. These acquisitions resulted in the preliminary recognition of $57,856 of goodwill, $37,174 of property and equipment, $1,540 of intangible assets related to covenant not to compete, and $1,978 of other assets and liabilities. There were no adjustments related to 2022 acquisitions in the current year.

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

For the year ended December 31, 2022 the revenues and earnings of the acquisitions reflected in the accompanying consolidated statements of operations and comprehensive income (loss) were $7,709 and $(89), respectively.

2021 Acquisitions

For the year end December 31, 2021, we acquired the assets and liabilities of 37 conveyorized car washes in five acquisitions for total consideration of approximately $524,839, which was paid in cash. These acquisitions resulted in the recognition of $323,477 of goodwill, $202,708 of property and equipment, $4,300 of intangible assets related to customer relationships, $3,970 of intangible assets related to covenants not to compete, and $9,665 of net liabilities. In connection with the Downtowner Car Wash acquisition, we recognized a contingent consideration liability of $5,750. See Note 10 Fair Value Measurements for additional information regarding the contingent consideration liability.

During the year ended December 31, 2022, as a result of receiving $11,845 in escrow funds associated with an acquired location that did not receive zoning permits as required under the purchase agreement, we recorded an adjustment during the measurement period to our Clean Streak Ventures LLC purchase price allocation which reduced goodwill by $10,670 and land by $1,175. Additional adjustments related to 2021 acquisitions were not material in the current year.

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

17. Related-Party Transactions

Leonard Green Partners ("LGP"), the majority owner of the Company, historically received $1,000 annually for various advisory and monitoring services provided to the Company. The management services agreement with LGP that provided for the advisory and monitoring services terminated in June 2021 upon the consummation of the IPO.

For the years ended December 31, 2023 and 2022, total fees and expenses paid by the Company to LGP were not material. For the year ended December 31, 2021, total fees and expenses paid by the Company to LGP were $500. Fees and expenses paid to LGP are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

LGP was one of the Company’s creditors under the Second Lien Credit Agreement with an investment of $5,625 allowed through the Amended Second Lien Credit Agreement. The Company made a voluntary prepayment of all outstanding balances under the Second Lien Term Loan in June 2021.

18. Commitments and Contingencies

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

Class Action Litigation

On February 14, 2023, a plaintiff filed a purported class action lawsuit in the Stanislaus County Superior Court, California, on behalf of all non-exempt employees employed by Defendants Prime Shine LLC in California any time between February 14, 2019, and the present, against Prime Shine, LLC and Does 1 – 20 inclusive. Plaintiff alleges eight claims for violations of the California Labor Code and one claim for violation of the California Business & Professions Code. On June 13, 2023, Plaintiff filed a First Amended Complaint to add a claim for penalties pursuant to the Private Attorneys General Act. Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential, and incidental losses, penalties, and attorneys’ fees and costs. The parties agreed to an informal exchange of information in lieu of formal discovery prior to mediation with an experienced wage-and-hour mediator. In October 2023, following mediation, both parties agreed to settle the lawsuit. A financial amount was accrued that was not material to our consolidated financial statements. This agreement is contingent upon the formalization of a written settlement document and subsequent approval from the California Department of Labor and the court. Should all these conditions be met, the class action lawsuit will be considered settled.

Insurance

We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, directors and officers, and general umbrella policies. As of December 31, 2023 and 2022, we accrued $4,311 and $3,230, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2023 and 2022, we recorded $3,686 and $2,627, respectively, in other receivables from our non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by us utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, we have had minor claims asserted against us by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by us, and we have incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by us, may not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required. We are not aware of any significant remediation matters as of December 31, 2023. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, we are unable to reasonably estimate the ultimate cost of claims asserted against us related to environmental matters; however, we do not believe such costs will be material to its consolidated financial statements.

In addition to potential claims asserted against us, there are certain regulatory obligations associated with these facilities. We also have a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and we have recognized a provisional amount. As of December 31, 2023 and 2022, we recorded an environmental remediation accrual of $15 and $12, respectively, which is included in other accrued expenses in the accompanying consolidated balance sheets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2023 in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework), our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023.

Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The independent registered public accounting firm, Deloitte & Touche LLP, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2023. Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Mister Car Wash, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Mister Car Wash, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Tempe, Arizona
February 23, 2024

Item 9B. Other Information

Rule 10b5-1 Trading Plan Arrangements

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

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
3.
Exhibits:

Exhibit Number	Description	Form	File. No	Exhibit	Filing Date	Furnished Herewith
2.1+	Equity Purchase Agreement, dated December 8, 2021, by and among Sunshine Acquisition Sub Corp., Clean Streak Ventures, LLC, MDKMH Partners, Inc., Clean Streak Ventures Intermediate Holdco, LLC (the “CSV Seller”), MKH Capital Partners Offshore Fund I, LP (the “CSV Blocker Seller” and together with the CSV Seller, each a “Seller” and together the “Sellers”), and Clean Streak Ventures Holdco, LLC, as the representative of the Sellers.	10-Q	001-40542	2.1	05/13/2022
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.2	06/01/2022
3.2	Amended and Restated Bylaws of the Company	8-K	001-40542	3.1	06/01/2023
4.1	Description of Capital Stock					*
10.1	Amended and Restated Shareholders Agreement, dated June 29, 2021, among the Company and certain of its shareholders	8-K	001-40542	10.1	07/02/2021
10.2	Second Amendment to the First Lien Term Loan Agreement, dated June 4, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1/A	333-256697	10.1(b)	6/17/2021
10.3	Amended and Restated First Lien Term Loan Agreement, dated May 14, 2019, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.1	06/02/2021
10.4	First Amendment to the Amended and Restated First Lien Term Loan Agreement, dated February 5, 2020, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.1(a)	06/02/2021
10.5	Second Amendment to the First Lien Term Loan Agreement, dated June 4, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.2	06/02/2021
10.6	First Amendment to the Second Lien Term Loan Agreement, dated March 31, 2020, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.2(a)	06/02/2021
10.7	Third Amendment to the First Lien Term Loan Agreement, dated December 8, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	10-K	001-40542	10.7	03/25/2022
10.8†	2014 Stock Option Plan of Hotshine Holdings, Inc.	S-1	333-256697	10.3	06/02/2021

	Form of Option Agreement under the 2014 Stock Option Plan of Hotshine Holdings, Inc. Form of Option Agreement under the 2014 Stock Option Plan of Hotshine Holdings, Inc.	S-1	333-256697	10.3(a)1	06/02/2021
10.9†	Mister Car Wash, Inc. 2021 Incentive Award Plan	S-1A	333-256697	10.4	06/17/2021
10.10†	Mister Car Wash, Inc. 2021 Employee Stock Purchase Plan	S-1A	333-256697	10.12	06/17/2021
10.11†	Mister Car Wash, Inc. Executive Severance Plan	S-1A	333-256697	10.13	06/17/2021
10.12†	Non-Employee Director Compensation Policy	S-1A	333-256697	10.5	06/17/2021
10.13†	Form of Indemnification and Advancement Agreement	S-1A	333-256697	10.6	06/17/2021
10.14†	Employment Agreement with John Lai	10-K	001-40542	10.14	03/25/2022
10.15†	Form of Option Agreement under the Mister Car Wash, Inc. 2021 Incentive Award Plan	S-1A	333-256697	10.10	06/17/2021
10.16†	Form of RSU Agreement under the Mister Car Wash, Inc. 2021 Incentive Award Plan	S-1A	333-256697	10.11	06/17/2021
10.17†	Mister Car Wash, Inc. 2021 Employee Stock Purchase Plan	S-1A	333-256697	10.12	06/17/2021
10.18†	Mister Car Wash, Inc. Executive Severance Plan	S-1A	333-256697	10.13	06/17/2022
10.19†	Transition Agreement, dated June 21,2022, by and between Mister Car Wash, Inc. and Lisa Funk	8-K	001-40542	10.1	06/24/2022
10.20	Fourth Amendment to the First Lien Term Loan Agreement, dated December 12, 2022, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	10-K	001-40542	10.20	02/24/2023
10.21†	Offer Letter with Markus Hartmann	10-Q	001-40542	10.1	05/03/2023
10.22†	Car Wash Partners, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2022	10-Q	001-40542	10.2	05/03/2023
10.23†	Promotion Letter with Joseph Matheny					*
10.24†	Promotion Letter with Mayra Chimienti					*
10.25†	Offer Letter with Mary Porter					*
21.1	List of subsidiaries of Mister Car Wash, Inc.					*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Mister Car Wash, Inc. Clawback Policy					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

Mister Car Wash, Inc.

Date: February 23, 2024	By:	/s/ John Lai
John Lai
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2024	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Lai	Chairman, President and Chief Executive Officer (principal executive officer)	February 23, 2024
John Lai

/s/ Jedidiah Gold	Chief Financial Officer (principal financial and accounting officer)	February 23, 2024
Jedidiah Gold

/s/ John Danhakl	Director	February 23, 2024
John Danhakl

/s/ Jonathan Seiffer	Director	February 23, 2024
Jonathan Seiffer

/s/ J. Kristofer Galashan	Director	February 23, 2024
J. Kristofer Galashan

/s/ Jeffrey Suer	Director	February 23, 2024
Jeffrey Suer

/s/ Jodi Taylor	Director	February 23, 2024
Jodi Taylor

/s/ Dorvin Lively	Director	February 23, 2024
Dorvin Lively

/s/ Ronald Kirk	Director	February 23, 2024
Ronald Kirk

/s/ Veronica Rogers	Director	February 23, 2024
Veronica Rogers

/s/ Atif Rafiq	Director	February 23, 2024
Atif Rafiq