Form 10-Q
period 2024-03-31
Mister Car Wash, Inc.
filed 2024-05-03
CIK 1853513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 319,509,183 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our future results of operations and financial position, business strategy and approach are forward-looking. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “should,” or "vision," or the negative thereof or comparable terminology.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q due to various factors, including, but not limited to, those identified in Part I. Item 1A. “Risk Factors” and in Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”) and in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. These risks and uncertainties include, but are not limited to:

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
•
If we are unable to compete successfully against other companies and operators in our industry, including our ability to acquire, open and operate new locations in a timely and cost-effective manner, we may lose customers and market share and our revenues may decline
•
We may not be able to successfully implement our growth strategies on a timely basis or at all.
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
•
Our business is subject to various laws and regulations, including environmental, and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect our business.
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

Given these and other risks and uncertainties applicable to us, you are cautioned not to place undue reliance on such forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q, they may not be indicative of results or developments in future periods.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mister Car Wash, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(Unaudited)

	As of
(Amounts in thousands, except share and per share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$10,701	$19,047
Accounts receivable, net	6,475	6,304
Other receivables	17,693	14,714
Inventory, net	7,647	8,952
Prepaid expenses and other current assets	10,220	11,877
Total current assets	52,736	60,894

Property and equipment, net	773,230	725,121
Operating lease right of use assets, net	836,528	833,547
Other intangible assets, net	116,023	117,667
Goodwill	1,134,734	1,134,734
Other assets	12,010	9,573
Total assets	$2,925,261	$2,881,536

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,676	$33,641
Accrued payroll and related expenses	23,512	19,771
Other accrued expenses	31,046	38,738
Current maturities of long-term debt	6,920	–
Current maturities of operating lease liability	44,850	43,979
Current maturities of finance lease liability	766	746
Deferred revenue	33,899	32,686
Total current liabilities	174,669	169,561

Long-term portion of debt, net	913,350	897,424
Operating lease liability	810,783	809,409
Financing lease liability	13,833	14,033
Deferred tax liability	79,506	71,657
Other long-term liabilities	4,396	4,417
Total liabilities	1,996,537	1,966,501

Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 317,835,082 and 315,192,401 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	3,184	3,157
Additional paid-in capital	814,296	817,271
Retained earnings	111,244	94,607
Total stockholders’ equity	928,724	915,035
Total liabilities and stockholders’ equity	$2,925,261	$2,881,536

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenues	$239,183	$225,960
Cost of labor and chemicals	71,658	66,792
Other store operating expenses	96,803	89,466
General and administrative	29,710	24,183
Gain on sale of assets	(1,533)	(63)
Total costs and expenses	196,638	180,378
Operating income	42,545	45,582

Other (income) expense:
Interest expense, net	20,024	17,748
Loss on extinguishment of debt	1,882	-
Other income	(5,189)	-
Total other expense, net	16,717	17,748
Income before taxes	25,828	27,834
Income tax provision	9,191	6,698
Net income	$16,637	$21,136

Net income per share:
Basic	$0.05	$0.07
Diluted	$0.05	$0.06
Weighted-average common shares outstanding:
Basic	315,838,788	307,291,909
Diluted	330,012,144	327,608,266

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$16,637	$21,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	19,595	17,307
Stock-based compensation expense	6,246	5,361
Gain on sale of assets, net	(1,533)	(63)
Loss on extinguishment of debt	1,882	-
Amortization of debt issuance costs	410	419
Non-cash lease expense	11,917	10,739
Deferred income tax	7,849	5,428
Changes in assets and liabilities:
Accounts receivable, net	(172)	3,009
Other receivables	(4,096)	1,128
Inventory, net	1,305	946
Prepaid expenses and other current assets	1,703	1,850
Accounts payable	2,344	2,553
Accrued expenses	3,615	5,155
Deferred revenue	1,214	1,114
Operating lease liability	(10,499)	(9,696)
Other noncurrent assets and liabilities	(427)	631
Net cash provided by operating activities	$57,990	$67,017

Cash flows from investing activities:
Purchases of property and equipment	(81,844)	(72,059)
Proceeds from sale of property and equipment	4,900	8,899
Net cash used in investing activities	$(76,944)	$(63,160)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	729	1,055
Payments for repurchases of common stock	(9,924)	-
Proceeds from debt borrowings	925,000	-
Proceeds from revolving line of credit	23,000	-
Payments on debt borrowings	(901,201)	-
Payments on revolving line of credit	(23,000)	-
Payments of deferred financing costs	(3,772)	-
Principal payments on finance lease obligations	(180)	(161)
Net cash provided by financing activities	$10,652	$894

Net change in cash and cash equivalents and restricted cash during period	(8,302)	4,751
Cash and cash equivalents and restricted cash at beginning of period	19,119	65,222
Cash and cash equivalents and restricted cash at end of period	$10,817	$69,973

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$10,701	$69,903
Restricted cash, included in prepaid expenses and other current assets	116	70
Total cash, cash equivalents, and restricted cash	$10,817	$69,973

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,233	$11,697
Cash paid for income taxes	$264	$151

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$15,596	$11,993
Property and equipment in other accrued expenses	$4,234	$5,969
Payment of debt financing costs in other accrued expenses	$1,503	$-
Stock option exercise proceeds in other receivables	$-	$61

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	315,192,401	$3,157	$817,271	$94,607	$915,035
Stock-based compensation expense	—	—	6,246	—	6,246
Vesting of restricted stock units	139,409	1	(1)	—	–
Exercise of stock options	4,116,291	42	704	—	746
Shares repurchased	(1,613,019)	(16)	(9,924)	—	(9,940)
Net income	—	—	—	16,637	16,637
Balance as of March 31, 2024	317,835,082	$3,184	$814,296	$111,244	$928,724

Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	306,626,530	$3,072	$783,579	$14,477	$801,128
Stock-based compensation expense	—	—	5,361	—	5,361
Vesting of restricted stock units	4,296	—	—	—	—
Exercise of stock options	1,471,021	15	1,101	—	1,116
Net income	—	—	—	21,136	21,136
Balance as of March 31, 2023	308,101,847	$3,087	$790,041	$35,613	$828,741

See accompanying notes to unaudited condensed consolidated financial statements.

Mister Car Wash, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

1. Nature of Business

Mister Car Wash, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is based in Tucson, Arizona and is a provider of conveyorized car wash services. We primarily operate Express Exterior Locations, which offer express exterior cleaning services along with free vacuum services, and interior cleaning services at select locations. As of March 31, 2024, we operated 482 car washes in 21 states.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the 2023 Form 10-K.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of our consolidated financial position as of March 31, 2024, consolidated results of operations for the three months ended March 31, 2024 and 2023, and consolidated cash flows for the three months ended March 31, 2024 and 2023. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the consolidated results of operations that may be expected for any other future interim or annual period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Within the unaudited condensed consolidated financial statements certain immaterial amounts have been reclassified to conform with current period presentation. We reclassified Restricted cash of $116 and $72 from an individual line item on the unaudited condensed consolidated balance sheets at March 31, 2024 and December 31, 2023, respectively, to Prepaid expenses and other current assets to conform with the current period presentation.

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

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $30 and $68 as of March 31, 2024 and December 31, 2023, respectively. The activity in the allowance for doubtful accounts was immaterial for the three months ended March 31, 2024 and 2023.

Other Receivables

Other receivables consisted of the following for the periods presented:

	As of
	March 31, 2024	December 31, 2023
Payroll tax withholding and exercise proceeds receivable	$17	$-
Construction receivable	5,537	6,480
Income tax receivable	1,520	3,051
Insurance receivable	4,380	3,686
Employee retention credit receivable	5,189	-
Other	1,050	1,497
Total other receivables	17,693	14,714

Inventory, Net

Inventory consisted of the following for the periods presented:

	As of
	March 31, 2024	December 31, 2023
Chemical washing solutions	$7,804	$9,135
Reserve for obsolescence	(157)	(183)
Total inventory, net	$7,647	$8,952

The activity in the reserve for obsolescence was immaterial for the three months ended March 31, 2024 and 2023.

Revenue Recognition

The following table summarizes the composition of our net revenues for the periods presented:

	Three Months Ended March 31,
	2024	2023
Recognized over time	$176,259	$156,891
Recognized at a point in time	62,846	68,970
Other revenue	78	99
Net revenues	$239,183	$225,960

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

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$16,637	$21,136

Denominator:
Weighted-average common shares outstanding - basic	315,838,788	307,291,909
Effect of potentially dilutive securities:
Stock options	12,685,179	19,798,577
Restricted stock units	1,457,395	498,213
Employee stock purchase plan	30,782	19,567
Weighted-average common shares outstanding - diluted	330,012,144	327,608,266

Net income per share - basic	$0.05	$0.07
Net income per share - diluted	$0.05	$0.06

The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	3,666,223	2,677,756
Restricted stock units	-	356,400
Employee stock purchase plan	3,133	3,619

Employee Retention Credit

In response to the COVID-19 pandemic, the Employee Retention Credit (“ERC”), was established under the Coronavirus Aid, Relief, and Economic Security Act. The ERC is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 13, 2020 to December 31, 2020. Companies who meet the eligibility requirements can claim the ERC on an original or adjusted employment tax return for a period within those dates.

In March 2024, the Company determined that it qualifies for $5,189 in relief for the period from March 13, 2020 to December 31, 2020. Upon receipt of the credit, the Company will owe $526 in tax advisory costs associated with the assessment of the tax credit. This amount was accrued within General and administrative expenses as of March 31, 2024. As there is no authoritative guidance under U.S. GAAP for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standards 20, or IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance of receipt of the identified ERC amount and recorded the $5,189 credit in Other income on our condensed consolidated statements of operations during the three months ended March 31, 2024. A corresponding accrual of the tax credit receivable was recorded under Other receivables on our condensed consolidated balance sheet as of March 31, 2024.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures regarding significant segment expenses and other segment items for public entities on both an annual and interim basis. Specifically, the update requires that entities provide, during interim periods, all disclosures related to a reportable segment's profit or loss and assets that were previously required only on an annual basis. Additionally, this guidance necessitates the disclosure of the title and position of the Chief Operating Decision Maker ("CODM"). The new guidance does not modify how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Early adoption is permitted. We are currently evaluating the impact this ASU may have on our consolidated financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	March 31, 2024	December 31, 2023
Land	$127,185	$121,960
Buildings and improvements	290,506	263,468
Finance leases	16,604	16,604
Leasehold improvements	137,481	135,861
Vehicles and equipment	299,574	285,127
Furniture, fixtures and equipment	102,260	100,457
Construction in progress	88,075	75,639
Property and equipment, gross	1,061,685	999,116
Less: accumulated depreciation	(284,915)	(270,706)
Less: accumulated amortization - finance leases	(3,540)	(3,289)
Property and equipment, net	$773,230	$725,121

For the three months ended March 31, 2024 and 2023, depreciation expense was $17,700 and $15,379, respectively.

For the three months ended March 31, 2024 and 2023, amortization expense on finance leases was $251 and $251, respectively.

4. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	March 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and Trademarks	$107,000	$-	$107,000	-
CPC Unity System	42,900	41,113	42,900	40,040
Customer relationships	9,700	6,535	9,700	6,430
Covenants not to compete	13,230	9,159	13,230	8,693
Other intangible assets, net	$172,830	$56,807	$172,830	$55,163

For the three months ended March 31, 2024 and 2023, amortization expense associated with our finite-lived intangible assets was $1,644 and $1,677, respectively.

As of March 31, 2024, estimated future amortization expense was as follows:

Fiscal Year Ending:
2024 (remaining nine months)	$3,366
2025	1,844
2026	1,585
2027	741
2028	422
Thereafter	1,065
Total estimated future amortization expense	$9,023

5. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	March 31, 2024	December 31, 2023
Balance at beginning of period	$1,134,734	$1,109,815
Current period acquisitions	-	24,919
Balance at end of period	$1,134,734	$1,134,734

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

6. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	March 31, 2024	December 31, 2023
Utilities	$5,994	$6,130
Accrued other tax expense	7,696	9,482
Insurance expense	5,055	4,355
Greenfield development accruals	4,234	13,343
Other	8,067	5,428
Total other accrued expenses	$31,046	$38,738

Greenfield development accruals represent an obligation to pay for invoices not yet received, primarily related to land and buildings and improvements, on properties which we have taken control of as of March 31, 2024 and December 31, 2023.

7. Income Taxes

The effective income tax rates on continuing operations for the three months ended March 31, 2024 and 2023 were 35.6% and 24.1%, respectively. In general, the effective tax rates differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible expenses such as those related to certain executive compensation, and other discrete tax benefits recorded during the period.

The year-to-date provision for income taxes for the three months ended March 31, 2024 included taxes on earnings at an anticipated annual effective tax rate of 25.6% and a net, unfavorable tax impact of $2,585 related primarily to discrete tax expense originating from stock options exercised during the three months ended March 31, 2024.

The year-to-date provision for income taxes for the three months ended March 31, 2023 included taxes on earnings at an anticipated annual effective tax rate of 25.3% and a net, favorable tax impact of $340 related primarily to discrete tax benefits originating from stock options exercised during the three months ended March 31, 2023.

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors (“CHIPS”) Act of 2022 was signed into law. The CHIPS Act is designed to boost domestic semiconductor manufacturing and encourage U.S. research activities. Also in 2022, the Inflation Reduction Act (“IRA”) of 2022 was signed into law. The IRA created a new book-minimum tax on certain large corporations and an excise tax on stock buybacks while also providing incentives to address climate change mitigation and clean energy, among other items. Most of these changes became effective for the 2023 tax year and after initial evaluation, and similar to the prior quarter, we do not currently expect these laws to have a material effect on the consolidated financial statements.

For the three months ended March 31, 2024 and 2023, we recorded $219 and $0 related to unrecognized tax benefits or interest and penalties related to any uncertain tax positions.

8. Debt

Long-term debt consisted of the following as of the periods presented:

	As of
	March 31, 2024	December 31, 2023
Credit agreement
First lien term loan	$925,000	$901,201
Less: unamortized discount and debt issuance costs	(4,730)	(3,777)
Less: current maturities of long-term debt	(6,920)	-
First lien term loan, net	913,350	897,424

Total long-term portion of debt, net	$913,350	$897,424

As of March 31, 2024, annual maturities of debt were as follows:

Fiscal Year Ending:
2024 (remaining nine months)	$4,619
2025	9,169
2026	9,078
2027	8,988
2028	8,898
Thereafter	884,248
Total maturities of debt	$925,000

As of March 31, 2024 and December 31, 2023, unamortized discount and debt issuance costs were $7,012 and $4,030, respectively, and accumulated amortization of discount and debt issuance costs was $3,196 and $6,145, respectively.

For the three months ended March 31, 2024 and 2023, the amortization of debt issuance costs in interest expense, net in the condensed consolidated statements of operations was approximately $410 and $419, respectively.

Amended and Restated First Lien Credit Agreement

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

Under the First Lien Term Loan under the Credit Agreement, we had the option of selecting either (i) a Base Rate interest rate plus a fixed margin of 2.25% or (ii) a Eurodollar (LIBOR) interest rate for one, two, three or six months plus a fixed margin of 3.25%.

Under the Revolving Commitment under the Credit Agreement, we had the option of selecting either (i) a Base Rate interest rate plus a variable margin of 2.50% to 3.00%, based on our First Lien Net Debt Leverage Ratio, or (ii) a Eurodollar (LIBOR) interest rate for one, two, three or six months plus a variable margin of 3.50% to 4.00%, based on our First Lien Net Leverage Ratio.

In May 2019, we entered into the Amended and Restated First Lien Credit Agreement (“Amended and Restated First Lien Credit Agreement”) which amended and restated the entirety of the Credit Agreement.

First Lien Term Loan

In February 2020, we entered into Amendment No. 1 to Amended and Restated First Lien Credit Agreement, which changed the interest rate spreads associated with the credit agreement where (i) the variable margin associated with the Base Rate interest rate plus a variable margin based on our First Lien Net Leverage Ratio changed from 2.25% to 2.50% to 2.00% to 2.25% and (ii) the variable margin associated with the Eurodollar Rate interest rate for one, two, three or six months plus a variable margin based on our First Lien Net Leverage Ratio changed from 3.25% to 3.50% to 3.00% to 3.25%.

In December 2021, in connection with the Clean Streak Ventures acquisition, we entered into Amendment No. 3 to the Amended and Restated First Lien Credit Agreement, pursuant to which the previous First Lien Term Loan was increased by $290,000 to $903,301 with the balance due on May 14, 2026. The incremental increase in aggregate principal of $290,000 resulted in $285,962 of proceeds net of discount and debt issuance costs.

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

In March 2024, we entered into Amendment No. 5 to the Amended and Restated First Lien Credit Agreement with the lenders party thereto, and Bank of America, N.A. ("BofA") as the successor administrative agent and collateral agent. This amendment further modified the credit agreement by providing $925,000 in first lien term commitments, consisting of $901,201 to refinance outstanding term loans and $23,799 in additional incremental term commitments (collectively, the "2024 Term Loans"). The 2024 Term Loans have an interest rate of Term SOFR or Base Rate, at our option, plus an applicable margin (3.00% for SOFR Loans or 2.00% for Base Rate Loans), subject to step-downs based on the First Lien Net Leverage Ratio. For SOFR Loans, the margin starts at 3.00% and can decrease to 2.75% and 2.50% based on the First Lien Net Leverage Ratio. For Base Rate Loans, the margin begins at 2.00% and can decrease to 1.75% and 1.50%, depending on the First Lien Net Leverage Ratio. The SOFR rate has a floor of 0.00%. Starting September 30, 2024, the loans will be amortized in equal quarterly installments at an annual rate of 1.00% of the original principal amount. As a result of this amendment, the loans are scheduled to mature in March 2031. In connection with Amendment No. 5, we expensed $1,882 of previously unamortized debt issuance costs as a loss on extinguishment of debt in the condensed consolidated statements of operations.

As of March 31, 2024 and December 31, 2023, the amount outstanding under the First Lien Term Loan was $925,000 and 901,201, respectively. As of March 31, 2024 and December 31, 2023, the interest rate on the First Lien Term Loan was 8.33% and 8.46%, respectively.

The Amended and Restated First Lien Credit Agreement requires us to maintain compliance with a First Lien Net Leverage Ratio. As of March 31, 2024, we were in compliance with the First Lien Net Leverage Ratio financial covenant of the Amended and Restated First Lien Credit Agreement.

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

In June 2021, we entered into Amendment No. 2 to our Amended and Restated First Lien Credit Agreement that (i) increased the maximum available borrowing capacity under the Revolving Commitment from $75,000 to $150,000 and (ii) extended the maturity date of the Revolving Commitment to the earliest to occur of (a) June 4, 2026, (b) the date that is six months prior to the maturity date of the First Lien Term Loan (provided that clause (b) shall not apply if the maturity date for the First Lien Term Loan is extended to a date that is at least six months after June 4, 2026, the First Lien Term Loan is refinanced having a maturity date at least six months after June 4, 2026, or the First Lien Term Loan is paid in full), (c) the date that commitments under the Revolving Commitment are permanently reduced to zero, and (d) the date of the termination of the commitments under the Revolving Commitment. The increase to the maximum available borrowing capacity was effected on the close of our initial public offering in June 2021.

In March 2024, we entered into Amendment No. 5 to our Amended and Restated First Lien Credit Agreement that consists of $150,000 to replace our existing Revolving Commitments and $150,000 in additional incremental Revolving Commitments. The amendment also updates the interest rate for these loans to SOFR or Base Rate, at our option, plus an applicable margin (2.50% for SOFR Loans or 1.50% for Base Rate Loans), subject to step-ups and step-downs based on the First Lien Net Leverage Ratio. Any unused commitment fee is also payable based on the First Lien Net Leverage Ratio. The Credit Agreement requires the Borrower to maintain a Rent Adjusted Total Net Leverage Ratio no greater than 6.50 to 1.00, tested quarterly beginning with the quarter ending September 30, 2024, for the benefit of lenders holding the Revolving Commitments. The Amendment also extends the time in which we can draw revolving loans under the Revolving Commitments until the earliest of March 2029.

As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the Revolving Commitments.

The maximum available borrowing capacity under the Revolving Commitments is reduced by outstanding letters of credit under the Revolving Commitments. As of March 31, 2024 and December 31, 2023, the available borrowing capacity under the Revolving Commitments was $299,716 and $149,193, respectively.

In addition, an unused commitment fee based on our First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitments. As of March 31, 2024 and December 31, 2023, the unused commitment fee was 0.25%.

Standby Letters of Credit

As of March 31, 2024, we have a letter of credit sublimit of $90,000 under the Revolving Commitments, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $300,000. Any letter of credit issued under the Amended and Restated Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitments, as amended under Amendment No. 2 to the Amended and Restated First Lien Credit Agreement. Letters of credit under the Revolving Commitments reduce the maximum available borrowing capacity under the Revolving Commitment. As of March 31, 2024 and December 31, 2023, the amounts associated with outstanding letters of credit were $284 and $807, respectively.

9. Fair Value Measurements

The following table presents financial liabilities which are measured at fair value on a recurring basis as of March 31, 2024:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan	$5,922	$5,922	$-	$-
Liabilities:
Deferred compensation plan	$4,097	$4,097	$-	$-
Contingent Consideration	$4,750	$-	$-	$4,750

The following table presents financial liabilities which are measured at fair value on a recurring basis as of December 31, 2023:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan	$5,553	$5,553	$-	$-
Liabilities:
Deferred compensation plan	$3,961	$3,961	$-	$-
Contingent Consideration	$4,750	$-	$-	$4,750

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

As of March 31, 2024 and December 31, 2023, the fair value of our First Lien Term Loan approximated its carrying value due to the debt’s variable interest rate terms.

As of March 31, 2024 and December 31, 2023, we held no assets in cash investments.

We recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition in December 2021. We measured its contingent consideration liability using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and our most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when we obtained the certificate of occupancy for the car wash and opened it to the public in 2023 and an annual payment based on certain financial metrics of the acquired business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. We determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at March 31, 2024. During the three months ended March 31, 2023, a payment of $500 was made upon receipt of certificate of occupancy.

During the three months ended March 31, 2024 and 2023, there were no transfers between fair value measurement levels.

10. Leases

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	March 31, 2024	December 31, 2023
Assets
Operating	Operating right of use assets, net	$836,528	$833,547
Finance	Property and equipment, net	13,064	13,315
Total lease assets		$849,592	$846,862

Liabilities
Current
Operating	Current maturities of operating lease liability	$44,850	$43,979
Finance	Current maturities of finance lease liability	766	746
Long-term
Operating	Operating lease liability	810,783	809,409
Finance	Financing lease liability	13,833	14,033
Total lease liabilities		$870,232	$868,167

Components of total lease cost, net, consisted of the following for the periods presented:

	Three Months Ended March 31,
	2024	2023

Operating lease expense(a)	$27,212	$24,011
Finance lease expense
Amortization of lease assets	251	251
Interest on lease liabilities	264	276
Short-term lease expense	51	14
Variable lease expense(b)	7,264	6,703
Total	$35,042	$31,255
a)
Operating lease expense includes an immaterial amount of sublease income and is included in other store operating expenses and general and administrative expenses in the accompanying condensed consolidated statements of operations.
b)
Variable lease costs consist of property taxes, property insurance, and common area or other maintenance costs for our leases of land and buildings and is included in other store operating expenses in the accompanying condensed consolidated statements of operations.

The following includes supplemental information for the periods presented:

	Three Months Ended March 31,
	2024	2023
Operating cash flows from operating leases	$26,517	$23,766
Operating cash flows from finance leases	$264	$276
Financing cash flows from finance leases	$180	$161

Operating lease ROU assets obtained in exchange for lease liabilities	$14,710	$10,527

Weighted-average remaining operating lease term	13.76	13.95
Weighted-average remaining finance lease term	15.38	16.17

Weighted-average operating lease discount rate	8.11%	7.43%
Weighted-average finance lease discount rate	7.33%	7.33%

As of March 31, 2024, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2024 (remaining nine months)	$80,624	$1,336
2025	108,557	1,786
2026	107,598	1,792
2027	103,836	1,819
2028	97,880	1,846
Thereafter	963,795	18,425
Total future minimum obligations	$1,462,290	$27,004
Less: Present value discount	(606,657)	(12,405)
Present value of net future minimum lease obligations	$855,633	$14,599
Less: current portion	(44,850)	(766)
Long-term obligations	$810,783	$13,833

Forward-Starting Leases

As of March 31, 2024, we entered into 13 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2024 through 2026 with initial lease terms of 15 to 20 years.

As of December 31, 2023, we entered into 14 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2024 through 2026 with initial lease terms of 15 to 20 years.

Sale-Leaseback Transactions

During the three months ended March 31, 2024, we completed one sale-leaseback transaction related to one car wash location with aggregate consideration of $4,900, resulting in a net gain of $1,697, which is included in Gain on sale of assets in the accompanying condensed consolidated statements of operations. Contemporaneously with the closing of the sale, we entered into a lease agreement for the property for an initial 20-year term. For the sale-leaseback transaction consummated in the three months ended March 31, 2024, the cumulative initial annual rent for the property was approximately $306, subject to annual escalations. This lease is accounted for as an operating lease.

During the three months ended March 31, 2023, we completed two sale-leaseback transactions related to car wash locations with aggregate consideration of $9,213, resulting in a net gain of $370, which are included in Gain on sale of assets in the accompanying condensed consolidated statements of operations. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated in the three months ended March 31, 2023, the cumulative initial annual rent for the properties was approximately $559, subject to annual escalations. These leases are accounted for as operating leases.

11. Stockholders’ Equity

As of March 31, 2024, there were 1,000,000,000 shares of common stock authorized, 322,622,328 shares of common stock issued, and 317,835,082 shares of common stock outstanding.

As of December 31, 2023, there were 1,000,000,000 shares of common stock authorized, 318,366,628 shares of common stock issued, and 315,192,401 shares of common stock outstanding.

As of March 31, 2024 and December 31, 2023, there were 5,000,000 shares of preferred stock authorized and none were issued or outstanding.

We use the cost method to account for treasury stock. As of March 31, 2024 and December 31, 2023, we had 4,787,246 and 3,174,227 shares, respectively, of treasury stock. As of March 31, 2024 and December 31, 2023, the cost of treasury stock included in additional paid-in capital in the accompanying condensed consolidated balance sheets was $17,962 and $6,091, respectively.

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

The 2021 ESPP provides that the number of shares reserved and available for issuance under the 2021 ESPP will automatically increase on January 1 of each calendar year from January 1, 2022 through January 1, 2031 by an amount equal to the lesser of (i) 0.5% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) such lesser number of shares of common stock as determined by the Board. The number of shares reserved and available for issuance under the 2021 ESPP as of January 1, 2024 is 8,463,759.

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

2021 ESPP Valuation

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP during the periods presented:

	Three Months Ended March 31,
	2024	2023
Expected volatility	49.59%	53.90%
Risk-free interest rate	5.38%	4.53%
Expected term (in years)	0.49	0.49
Expected dividend yield	None	None

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2021 Plan during the periods presented:

	Three Months Ended March 31,
	2024	2023
Expected volatility	-	43.74%
Risk-free interest rate	-	4.21%
Expected term (in years)	-	6.26
Expected dividend yield	-	None

Stock Options

A summary of our stock option activity during the period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	11,744,894	7,705,114	19,450,008	$3.21
Granted	-	-	-	$-
Exercised	(1,741,496)	(2,374,795)	(4,116,291)	$0.65
Forfeited	(80,902)	-	(80,902)	$9.32
Outstanding as of March 31, 2024	9,922,496	5,330,319	15,252,815	$3.87
Options vested or expected to vest as of March 31, 2024	9,543,934	5,330,319	14,874,253	$7.43
Options exercisable as of March 31, 2024	6,787,551	5,330,319	12,117,870	$2.31

The number and weighted-average grant date fair value of stock options during the period presented are as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2023	3,629,454	-	$4.39	$-
Non-vested as of March 31, 2024	3,134,947	-	$4.54	$-
Granted during the period	-	-	$-	$-
Vested during the period	445,598	-	$3.51	$-
Forfeited/canceled during the period	48,909	-	$4.15	$-

There were no Time Vesting Options or Performance Vesting Options granted during the three months ended March 31, 2024.

The fair value of shares attributable to stock options that vested during the three months ended March 31, 2024 was $3,565.

As of March 31, 2024, the weighted-average remaining contractual life of outstanding stock options was approximately 4.13 years.

Restricted Stock Units

The following table summarizes our RSU activity since December 31, 2023:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	3,718,505	$9.98
Granted	3,203	$8.98
Vested	(139,409)	$9.26
Forfeited	(117,665)	$9.58
Unvested as of March 31, 2024	3,464,634	$10.02

We granted 3,203 RSUs with a grant date fair value of $29 during the three months ended March 31, 2024.

The fair value of shares attributable to RSUs that vested during the three months ended March 31, 2024 was $1,120.

As of March 31, 2024, the weighted-average remaining contractual life of outstanding RSUs was approximately 8.71 years.

Stock-Based Compensation Expense

We estimated a forfeiture rate of 8.82% for awards with service-based vesting conditions based on historical experience and future expectations of the vesting of these share-based payments. We used this rate as an assumption in calculating stock-based compensation expense for Time Vesting Options, RSUs, and stock purchase rights granted under the 2021 ESPP.

Total stock-based compensation expense, by caption, recorded in the condensed consolidated statements of operations for the periods presented is as follows:

	Three Months Ended March 31,
	2024	2023
Cost of labor and chemicals	$2,473	$2,050
General and administrative	3,773	3,311
Total stock-based compensation expense	$6,246	$5,361

Total stock-based compensation expense, by award type, recorded in the condensed consolidated statements of operations for the periods presented is as follows:

	Three Months Ended March 31,
	2024	2023
Time Vesting Options	$1,577	$1,596
RSUs	4,407	3,479
2021 ESPP	262	286
Total stock-based compensation expense	$6,246	$5,361

As of March 31, 2024, total unrecognized compensation expense related to unvested Time Vesting Options was $5,548, which is expected to be recognized over a weighted-average period of 2.07 years.

As of March 31, 2024, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of March 31, 2024, total unrecognized compensation expense related to unvested RSUs was $13,244, which is expected to be recognized over a weighted-average period of 2.01 years.

As of March 31, 2024, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $136, which is expected to be recognized over a weighted-average period of 0.12 years.

13. Business Combinations

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

The condensed consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. No acquisition-related costs were expensed during the three months ended March 31, 2024 and 2023. Acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

2024 Acquisitions

We did not consummate any acquisitions during the three months ended March 31, 2024.

2023 Acquisitions

For the year ended December 31, 2023, we acquired the assets and liabilities of six conveyorized car washes in two acquisitions for total consideration of approximately $51,217, which was paid in cash. These acquisitions resulted in the preliminary recognition of $24,919 of goodwill, $22,555 of property and equipment, $3,580 of ROU assets, $640 of intangible assets, $101 of other net liabilities, and $376 of a bargain purchase gain. The bargain purchase gain is not material and is recorded within (gain) loss on sale of assets, net on the consolidated statements of operations. We do not believe these acquisitions are material to our overall consolidated financial statements.

The acquisitions were located in the following markets:

Location (Seller)	Number of Washes	Month Acquired
Arizona (Dynamite Car Wash)	1	April
California (Cruizers Car Wash)	5	July

14. Commitments and Contingencies

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

Class Action Litigation

On February 14, 2023, a plaintiff filed a purported class action lawsuit in the Stanislaus County Superior Court, California, on behalf of all non-exempt employees employed by Defendants Prime Shine LLC in California any time between February 14, 2019, and the present, against Prime Shine, LLC and Does 1 – 20 inclusive. Plaintiff alleges eight claims for violations of the California Labor Code and one claim for violation of the California Business & Professions Code. On June 13, 2023, Plaintiff filed a First Amended Complaint to add a claim for penalties pursuant to the Private Attorneys General Act. Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential, and incidental losses, penalties, and attorneys’ fees and costs. The parties agreed to an informal exchange of information in lieu of formal discovery prior to mediation with an experienced wage-and-hour mediator. In October 2023, following mediation, both parties agreed to settle the lawsuit. A financial amount was accrued that was not material to our consolidated financial statements. A formal written settlement agreement has been executed by the parties, however, final settlement and resolution is contingent upon the satisfaction of certain conditions including subsequent approval from the California Department of Labor and the court. Should all these conditions be met, the class action lawsuit will be considered settled.

Insurance

We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of March 31, 2024 and December 31, 2023, we accrued $4,982 and $4,311, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, we recorded $4,380 and $3,686, respectively, in receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying condensed consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by us utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, we have had minor claims asserted against it by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by us, and we have incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by us, may not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required. We are not aware of any significant remediation matters as of March 31, 2024. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, we are unable to reasonably estimate the ultimate cost of claims asserted against us related to environmental matters; however, we do not believe such costs will be material to our condensed consolidated financial statements.

In addition to potential claims asserted against us, there are certain regulatory obligations associated with these facilities. We also have a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and we have recognized a provisional amount. As of March 31, 2024 and December 31, 2023, our accrual for environmental remediation was $15, which is included in other accrued expenses in the accompanying condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our 2023 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other parts of this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” and in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand, primarily offering express exterior cleaning services, with interior cleaning services at select locations, across 482 car washes in 21 states as of March 31, 2024. Founded in 1996, we employ an efficient, repeatable, and scalable process, which we call the “Mister Experience,” to deliver a clean, dry, and shiny car every time. The core pillars of the “Mister Experience” are greeting every customer with a wave and smile, providing the highest quality car wash, and delivering the experience quickly and conveniently. We offer a monthly subscription program, which we call the Unlimited Wash Club® (“UWC”), as a flexible, quick, and convenient option for customers to keep their cars clean. Our scale and over 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure, and technology that improve speed of service, quality, and sustainability and realize strong financial performance.

Factors Affecting Our Business and Trends

We believe that our business and growth depend on a number of factors that present significant opportunities for us and may involve risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” of our 2023 Form 10-K.

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

Greenfield Location Development

More recently, a component of our growth strategy has been to grow through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and we anticipate further pursuit of this strategy in the future. In the three months ended March 31, 2024, we successfully opened six greenfield locations, and we expect to drive the majority of our future location growth through greenfield development. We believe such a strategy will drive a more controllable pipeline of unit growth for future locations in existing and adjacent markets.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Acquisitions

In the three months ended March 31, 2024, we did not consummate any acquisitions.

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

See Note 13 Business Combinations to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion.

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Financial and Operating Data
Location count (end of period)	482	439
Comparable store sales growth	0.9%	(1.6)%
UWC Members (in thousands, end of period)	2,112	2,006
UWC sales as a percentage of total wash sales	74%	69%
Net income	$16,637	$21,136
Net income margin	7.0%	9.4%
Adjusted EBITDA	$75,172	$70,976
Adjusted EBITDA margin	31.4%	31.4%

Location Count (end of period)

Our location count refers to the total number of car wash locations at the end of a period, inclusive of new greenfield locations, acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions, and closings, have, and will continue to have, an impact on our performance. In the three months ended March 31, 2024, we increased our location count by the six greenfield locations noted above.

Our Express Exterior Locations, which offer express exterior cleaning services, comprise 414 of our current locations and our Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services, comprise 68 of our current locations.

Comparable Store Sales Growth

We consider a location a comparable store on the first day of the 13th full calendar month following a greenfield location’s first day of operations, or for acquired locations, the first day of the 13th full calendar month following the date of acquisition. A location converted from an Interior Cleaning Location format to an Express Exterior Location format is excluded when the location did not offer interior cleaning services in the current period but did offer interior cleaning services in the prior year period. Comparable store sales growth is the percentage change in total wash sales of all comparable store car washes.

Opening new locations is a component of our growth strategy and as we continue to execute on our growth strategy, we expect that a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy. For the three months ended March 31, 2024, comparable store sales increased to 0.9% compared to a decrease of 1.6% in the three months ended March 31, 2023.

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 2.1 million and approximately 2.0 million UWC Members as of March 31, 2024 and March 31, 2023, respectively. There were approximately 2.1 million UWC Members as of December 31, 2023.

Our UWC Members grew by approximately 5% from March 31, 2023 through March 31, 2024 and approximately 2% from December 31, 2023 through March 31, 2024.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our UWC subscription offering. UWC sales were 74% and 69% of our total wash sales for the three months ended March 31, 2024 and 2023, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP measure of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Adjusted EBITDA is defined as net income before interest expense, net, income tax provision, depreciation and amortization expense, (gain) loss on sale of assets, stock-based compensation expense, acquisition expenses, non-cash rent expense, loss on extinguishment of debt, and other nonrecurring charges. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues for a given period.

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

Our management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation; to supplement U.S. GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and because our Amended and Restated First Lien Credit Agreement uses measures similar to Adjusted EBITDA to measure our compliance with certain covenants.

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;

•	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;

•	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Reconciliation of net income to Adjusted EBITDA:
Net income	$16,637	$21,136
Interest expense, net	20,024	17,748
Income tax provision	9,191	6,698
Depreciation and amortization expense	19,595	17,307
Gain on sale of assets (a)	(1,533)	(63)
Stock-based compensation expense (b)	6,802	5,361
Acquisition expenses (c)	565	459
Non-cash rent expense (d)	1,487	1,030
Loss on extinguishment of debt	1,882	-
Employee retention credit (e)	(5,189)	-
Other (f)	5,711	1,300
Adjusted EBITDA	$75,172	$70,976
Net revenues	$239,183	$225,960
Adjusted EBITDA margin	31.4%	31.4%
(a)
Consists of gains and losses on the disposition of assets associated with sale-leaseback transactions, store closures or the sale of property and equipment.
(b)
Represents non-cash expense associated with our stock-based compensation as well as related taxes.
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
(e)
See Note 2 Summary of Significant Accounting Policies to our condensed consolidated financial statements for additional information on the employee retention credit.
(f)
Consists of other items as determined by management not to be reflective of our ongoing operating performance, such as costs associated with severance pay, non-deferred legal fees and other expenses related to credit agreement amendments, legal settlements and legal fees related to contract terminations, and nonrecurring strategic project costs.

The Adjusted EBITDA results in the three months ended March 31, 2024 when compared to the prior year period are primarily attributable to the increase in car wash sales due to growth in UWC members and the year-over-year addition of 43 locations.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024		2023
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$239,183	100%	$225,960	100%

Store operating costs:
Cost of labor and chemicals	71,658	30%	66,792	30%
Other store operating expenses	96,803	40%	89,466	40%
General and administrative	29,710	12%	24,183	11%
Gain on sale of assets	(1,533)	(1)%	(63)	(0)%
Total costs and expenses	196,638	82%	180,378	80%
Operating income	42,545	18%	45,582	20%
Other (income) expense:
Interest expense, net	20,024	8%	17,748	8%
Loss on extinguishment of debt	1,882	1%	-	0%
Other income	(5,189)	(2)%	-	0%
Total other expense, net	16,717	7%	17,748	8%
Income before taxes	25,828	11%	27,834	12%
Income tax provision	9,191	4%	6,698	3%
Net income	16,637	7%	21,136	9%

Net Revenues

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Net revenues	$239,183	$225,960	$13,223	6%

The increase in net revenues was primarily attributable to the increase in car wash sales due to growth in UWC Members and the year-over-year addition of 43 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Cost of labor and chemicals	$71,658	$66,792	$4,866	7%
Percentage of net revenues	30%	30%

The increase in cost of labor and chemicals is primarily attributable to an increase in volume and the year-over-year addition of 43 locations, as well as some inflationary pressures on store labor.

Other Store Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Other store operating expenses	$96,803	$89,466	$7,337	8%
Percentage of net revenues	40%	40%

The increase in other store operating expenses was primarily attributable to the year-over-year addition of 43 locations, an increase in rent expense of approximately $3.2 million with the addition of 47 new land and building leases, an increase in property taxes of approximately $1.3 million and an increase in equipment and facilities maintenance expenses of approximately $1.2 million.

General and Administrative

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
General and administrative	$29,710	$24,183	$5,527	23%
Percentage of net revenues	12%	11%

The increase in general and administrative expenses was primarily driven by approximately $4.2 million in third party costs related to our debt refinancing in March, $0.5 million in stock-based compensation costs and approximately $0.5 million due to tax advisory costs associated with the assessment of our employee retention credit. As a percentage of net revenues, general and administrative expenses for the three months ended March 31, 2024 remained consistent to the prior year period.

Gain on Sale of Assets

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Gain on sale of assets	$(1,533)	$(63)	$(1,470)	2,333%
Percentage of net revenues	(1)%	(0)%

The change in gain on sale of assets was primarily driven by gains associated with sale-leaseback activity in the current year.

Total Other Expense, net

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Total other expense, net	$16,717	$17,748	$(1,031)	(6)%
Percentage of net revenues	7%	8%

Included in the current quarter's Total other expense, net is interest expense of approximately $20.0 million, which was up approximately $2.3 million due to higher average interest rates, loss on extinguishment of debt of approximately $1.9 million due to our debt refinancing during the current period, offset by a gain of approximately $5.2 million due to the recognition of an employee retention credit. Only interest expense was included in the prior year's Total other expense, net.

Income Tax Provision

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Income tax provision	$9,191	$6,698	$2,493	37%
Percentage of net revenues	4%	3%

The increase in income tax provision was primarily driven by the impact of net, income tax expense from equity awards in the current quarter.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, which includes lease payments, pursue greenfield expansion, and acquisitions of new locations and to service our indebtedness. Historically, these cash requirements have been met through funds raised by the sale of our common stock, utilization of our Revolving Commitment, First Lien Term Loan, sale-leaseback transactions, and cash provided by operations.

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $10.7 million and $19.0 million, respectively, and $299.7 million and $149.2 million, respectively, of available borrowing capacity under our Revolving Commitment.

For a description of our credit facilities and our recent debt refinancing, please see Note 8 Debt in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of March 31, 2024, we were in compliance with the covenants under the Amended and Restated First Lien Credit Agreement.

We believe that our sources of liquidity and capital will be sufficient to finance our growth strategy and operations, as well as planned capital expenditures, for at least the next 12 months. However, we cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

Cash Flows for the Three Months Ended March 31, 2024 and 2023

The following table presents our summary cash flows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net cash provided by operating activities	$57,990	$67,017
Net cash used in investing activities	(76,944)	(63,160)
Net cash provided by financing activities	10,652	894
Net change in cash and cash equivalents, and restricted cash	$(8,302)	$4,751

Operating Activities. Net cash used in operating activities consists of net income adjusted for certain non-cash items, including stock-based compensation expense, depreciation of property and equipment, gains on disposal of property and equipment, loss on extinguishment of debt, amortization of leased assets and deferred income taxes, as well as the effect of changes in other working capital amounts.

For the three months ended March 31, 2024, net cash provided by operating activities was $58.0 million and was comprised of net income of $16.6 million, increased by $46.4 million as a result of non-cash adjustments comprised primarily of depreciation and amortization expense, stock-based compensation expense, non-cash lease expense, deferred income taxes, a gain on disposal of property and equipment, a loss on extinguishment of debt, and amortization of debt issuance costs. Changes in working capital balances decreased cash provided by operating activities by $5.0 million and were primarily driven by an increase in other receivables and decreases in current liabilities, partially offset by the increase in operating lease liability.

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

For the three months ended March 31, 2024, net cash used in investing activities was $76.9 million and was primarily comprised of investments in property and equipment to support our greenfield development and other initiatives, offset by the sale of property and equipment.

For the three months ended March 31, 2023, net cash used in investing activities was $63.2 million and was primarily comprised of investment in property and equipment primarily to support our greenfield and other initiatives, partially offset by the sale of property and equipment.

Financing Activities. Our net cash provided by financing activities primarily consists of proceeds and payments on our First Lien Term Loan and Revolving Commitment, payments on finance lease obligations, as well as issuance of common stock under employee plans.

For the three months ended March 31, 2024, net cash provided by financing activities was $10.7 million and was primarily comprised of proceeds from our refinancing of the First Lien Term Loan and Revolving Commitment, partially offset by payments for repurchases of common stock for stock exercises, payments on debt borrowings and Revolving Commitment, and payments of deferred financing costs due to our debt refinancing.

For the three months ended March 31, 2023, net cash used by financing activities was $0.9 million and was primarily comprised of proceeds from exercise of stock options, partially offset by payments on finance lease obligations.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our 2023 Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2024.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates and inflation. All these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

Interest Rate Risk

Our First Lien Term Loan bears interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. As of March 31, 2024 and December 31, 2023, we had $925.0 million and $901.2 million, respectively, of variable rate debt outstanding under our First Lien Term Loan. Based on the balance outstanding under our First Lien Term Loan as of March 31, 2024, an increase or decrease of 100 basis points in the effective interest rate on the First Lien Term Loan would cause an increase or decrease in interest expense of approximately $9 million over the next 12 months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on that evaluation, our management, including the President and Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2024 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action Litigation

On February 14, 2023, a plaintiff filed a purported class action lawsuit in the Stanislaus County Superior Court, California, on behalf of all non-exempt employees employed by Defendants Prime Shine LLC in California any time between February 14, 2019, and the present, against Prime Shine, LLC and Does 1 – 20 inclusive. Plaintiff alleges eight claims for violations of the California Labor Code and one claim for violation of the California Business & Professions Code. On June 13, 2023, Plaintiff filed a First Amended Complaint to add a claim for penalties pursuant to the Private Attorneys General Act. Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential, and incidental losses, penalties, and attorneys’ fees and costs. The parties agreed to an informal exchange of information in lieu of formal discovery prior to mediation with an experienced wage-and-hour mediator. In October 2023, following mediation, both parties agreed to settle the lawsuit. A financial amount was accrued that was not material to our consolidated financial statements. A formal written settlement agreement has been executed by the parties, however, final settlement and resolution is contingent upon the satisfaction of certain conditions including subsequent approval from the California Department of Labor and the court. Should all these conditions be met, the class action lawsuit will be considered settled.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I. Item 1A. "Risk Factors” and in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes to the risk factors described in Part I. Item 1A. "Risk Factors" of our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plan Arrangements

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description	Form	File. No	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.2	06/01/2022
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.1	06/01/2023
3.3	Amended and Restated Bylaws of the Company	8-K	001-40542	3.2	07/02/2021
10.1	Amendment No. 5 to the First Lien Term Loan Agreement, dated March 27, 2024, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein.	8-K	001-40542	10.1	04/01/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

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

Mister Car Wash, Inc.

Date: May 3, 2024	By:	/s/ John Lai
John Lai
Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2024	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial Officer)