Form 10-Q
period 2024-06-30
Mister Car Wash, Inc.
filed 2024-08-02
CIK 1853513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 321,828,892 shares of common stock, $0.01 par value per share, outstanding.

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
•
If we are unable to compete successfully against other companies and operators in our industry, including our ability to acquire, open and operate new locations in a timely and cost-effective manner, we may lose customers and market share and our revenues may decline.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mister Car Wash, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(Unaudited)

	As of
(Amounts in thousands, except share and per share data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$3,609	$19,047
Accounts receivable, net	8,525	6,304
Other receivables	19,443	14,714
Inventory, net	5,859	8,952
Prepaid expenses and other current assets	13,220	11,877
Total current assets	50,656	60,894

Property and equipment, net	816,429	725,121
Operating lease right of use assets, net	844,564	833,547
Other intangible assets, net	114,385	117,667
Goodwill	1,134,734	1,134,734
Other assets	12,378	9,573
Total assets	$2,973,146	$2,881,536

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,103	$33,641
Accrued payroll and related expenses	21,105	19,771
Other accrued expenses	27,858	38,738
Current maturities of long-term debt	9,250	–
Current maturities of operating lease liability	46,091	43,979
Current maturities of finance lease liability	787	746
Deferred revenue	34,756	32,686
Total current liabilities	179,950	169,561

Long-term portion of debt, net	919,224	897,424
Operating lease liability	814,905	809,409
Financing lease liability	13,630	14,033
Deferred tax liability	91,560	71,657
Other long-term liabilities	4,477	4,417
Total liabilities	2,023,746	1,966,501

Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 321,395,188 and 315,192,401 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	3,220	3,157
Additional paid-in capital	812,845	817,271
Retained earnings	133,335	94,607
Total stockholders’ equity	949,400	915,035
Total liabilities and stockholders’ equity	$2,973,146	$2,881,536

See accompanying notes to condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$255,043	$236,894	$494,226	$462,854
Cost of labor and chemicals	72,691	70,824	144,349	137,616
Other store operating expenses	99,543	90,337	196,346	179,803
General and administrative	24,912	27,829	54,622	52,012
(Gain) loss on sale of assets, net	2,897	(4,728)	1,364	(4,791)
Total costs and expenses	200,043	184,262	396,681	364,640
Operating income	55,000	52,632	97,545	98,214

Other (income) expense:
Interest expense, net	20,254	18,295	40,278	36,043
Loss on extinguishment of debt	-	-	1,882	-
Other income	-	-	(5,189)	-
Total other expense, net	20,254	18,295	36,971	36,043
Income before taxes	34,746	34,337	60,574	62,171
Income tax provision	12,655	7,205	21,846	13,903
Net income	$22,091	$27,132	$38,728	$48,268

Net income per share:
Basic	$0.07	$0.09	$0.12	$0.16
Diluted	$0.07	$0.08	$0.12	$0.15
Weighted-average common shares outstanding:
Basic	319,415,156	309,314,858	317,626,972	308,308,972
Diluted	328,325,135	328,283,353	329,168,640	327,951,399

See accompanying notes to condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$38,728	$48,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	39,856	33,819
Stock-based compensation expense	12,152	11,354
(Gain) loss on sale of assets, net	1,364	(4,791)
Loss on extinguishment of debt	1,882	-
Amortization of debt issuance costs	713	842
Non-cash lease expense	24,037	21,838
Deferred income tax	19,903	11,058
Changes in assets and liabilities:
Accounts receivable, net	(2,222)	1,145
Other receivables	(5,846)	(2,219)
Inventory, net	3,093	905
Prepaid expenses and other current assets	(1,267)	133
Accounts payable	3,251	5,593
Accrued expenses	3,022	6,525
Deferred revenue	2,070	2,966
Operating lease liability	(21,025)	(19,591)
Other noncurrent assets and liabilities	(829)	(723)
Net cash provided by operating activities	118,882	117,122

Cash flows from investing activities:
Purchases of property and equipment	(163,096)	(127,868)
Acquisition of car wash operations, net of cash acquired	-	(4,985)
Proceeds from sale of property and equipment	18,454	82,622
Net cash used in investing activities	(144,642)	(50,231)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	2,773	4,444
Payments of tax withholding on option exercises	(19,290)	-
Proceeds from debt borrowings	925,000	-
Proceeds from revolving line of credit	92,000	-
Payments on debt borrowings	(901,201)	-
Payments on revolving line of credit	(84,000)	-
Payments of deferred financing costs	(4,525)	-
Principal payments on finance lease obligations	(362)	(324)
Net cash provided by financing activities	10,395	4,120

Net change in cash and cash equivalents and restricted cash during period	(15,365)	71,011
Cash and cash equivalents and restricted cash at beginning of period	19,119	65,222
Cash and cash equivalents and restricted cash at end of period	$3,754	$136,233

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	3,609	136,095
Restricted cash, included in prepaid expenses and other current assets	145	138
Total cash, cash equivalents, and restricted cash	$3,754	$136,233

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,646	$30,281
Cash paid for income taxes	$2,181	$1,500

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$21,119	$14,686
Property and equipment in other accrued expenses	$-	$29,718
Proceeds from sale of property and equipment in other receivables	$-	$4,149
Payment of debt financing costs in other accrued expenses	$735	$-
Stock option exercise proceeds in other receivables	$-	$172

See accompanying notes to condensed consolidated financial statements.

Mister Car Wash, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	315,192,401	$3,157	$817,271	$94,607	$915,035
Stock-based compensation expense	—	—	6,246	—	6,246
Vesting of restricted stock units	139,409	1	(1)	—	—
Exercise of stock options	4,116,291	42	704	—	746
Tax withholding on option exercises	(1,613,019)	(16)	(9,924)	—	(9,940)
Net income	—	—	—	16,637	16,637
Balance as of March 31, 2024	317,835,082	$3,184	$814,296	$111,244	$928,724
Stock-based compensation expense	—	—	5,906	—	5,906
Issuance of common stock under employee plans	232,136	2	1,411	—	1,413
Vesting of restricted stock units	1,114,106	11	(11)	—	—
Exercise of stock options	3,599,539	36	625	—	661
Tax withholding on option exercises	(1,385,675)	(13)	(9,382)	—	(9,395)
Net income	—	—	—	22,091	22,091
Balance as of June 30, 2024	321,395,188	$3,220	$812,845	$133,335	$949,400

Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	306,626,530	$3,072	$783,579	$14,477	$801,128
Stock-based compensation expense	—	—	5,361	—	5,361
Vesting of restricted stock units	4,296	—	—	—	—
Exercise of stock options	1,471,021	15	1,101	—	1,116
Net income	—	—	—	21,136	21,136
Balance as of March 31, 2023	308,101,847	$3,087	$790,041	$35,613	$828,741
Stock-based compensation expense	—	—	5,993	—	5,993
Issuance of common stock under employee plans	207,042	2	1,591	—	1,593
Vesting of restricted stock units	634,069	6	(6)	—	—
Exercise of stock options	2,815,372	28	1,879	—	1,907
Net income	—	—	—	27,132	27,132
Balance as of June 30, 2023	311,758,330	$3,123	$799,498	$62,745	$865,366

See accompanying notes to condensed consolidated financial statements.

Mister Car Wash, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

1. Nature of Business

Mister Car Wash, Inc., a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is based in Tucson, Arizona and is a provider of conveyorized car wash services. We primarily operate Express Exterior Locations, which offer express exterior cleaning services along with free vacuum services, and interior cleaning services at select locations. As of June 30, 2024, we operated 491 car washes in 21 states.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the 2023 Form 10-K.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of our consolidated financial position as of June 30, 2024, consolidated results of operations for the three and six months ended June 30, 2024 and 2023, and consolidated cash flows for the six months ended June 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the consolidated results of operations that may be expected for any other future interim or annual period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Within the condensed consolidated financial statements certain immaterial amounts have been reclassified to conform with current period presentation. We reclassified Restricted cash of $145 and $72 from an individual line item on the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023, respectively, to Prepaid expenses and other current assets to conform with the current period presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the periods reported. Some of the significant estimates that we have made pertain to the determination of deferred tax assets and liabilities; estimates utilized to determine the fair value of assets acquired and liabilities assumed in business combinations and the related goodwill and intangibles; and certain assumptions used related to the evaluation of goodwill, intangibles, and property and equipment asset impairment. Actual results could differ from those estimates.

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $39 and $68 as of June 30, 2024 and December 31, 2023, respectively. The activity in the allowance for doubtful accounts was immaterial for the three and six months ended June 30, 2024 and 2023.

Other Receivables

Other receivables consisted of the following for the periods presented:

	As of
	June 30, 2024	December 31, 2023
Construction receivable	$7,097	$6,480
Income tax receivable	1,500	3,051
Insurance receivable	4,118	3,686
Employee retention credit receivable	5,189	-
Other	1,539	1,497
Total other receivables	19,443	14,714

Inventory, Net

Inventory consisted of the following for the periods presented:

	As of
	June 30, 2024	December 31, 2023
Chemical washing solutions	$5,979	$9,135
Reserve for obsolescence	(120)	(183)
Total inventory, net	$5,859	$8,952

The activity in the reserve for obsolescence was immaterial for the three and six months ended June 30, 2024 and 2023.

Revenue Recognition

The following table summarizes the composition of our net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Recognized over time	$184,082	$164,733	$360,341	$321,624
Recognized at a point in time	70,861	72,029	133,707	140,999
Other revenue	100	132	178	231
Net revenues	$255,043	$236,894	$494,226	$462,854

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$22,091	$27,132	$38,728	$48,268

Denominator:
Weighted-average common shares outstanding - basic	319,415,156	309,314,858	317,626,972	308,308,972
Effect of potentially dilutive securities:
Stock options	7,509,205	18,363,467	10,097,192	19,081,022
Restricted stock units	1,399,443	603,008	1,428,419	550,611
Employee stock purchase plan	1,331	2,020	16,057	10,794
Weighted-average common shares outstanding - diluted	328,325,135	328,283,353	329,168,640	327,951,399

Net income per share - basic	$0.07	$0.09	$0.12	$0.16
Net income per share - diluted	$0.07	$0.08	$0.12	$0.15

The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	4,153,264	3,555,410	3,909,744	3,116,583
Restricted stock units	1,336,924	235,216	668,462	295,808
Employee stock purchase plan	95,582	88,163	49,358	45,891

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

In March 2024, we determined that we qualify for $5,189 in relief for the period from March 13, 2020 to December 31, 2020. Upon receipt of the credit, we will owe $526 in tax advisory costs associated with the assessment of the tax credit. This amount was expensed within General and administrative expenses in the amount of $0 and $526 during the three and six months ended June 30, 2024. As there is no authoritative guidance under U.S. GAAP for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standards 20, or IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance of receipt of the identified ERC amount and recorded the credit in the amount of $0 and $5,189 in Other income on our condensed consolidated statements of operations during the three and six months ended June 30, 2024, respectively. A corresponding accrual of the tax credit receivable was recorded under Other receivables on our condensed consolidated balance sheet as of June 30, 2024.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures regarding significant segment expenses and other segment items for public entities on both an annual and interim basis. Specifically, the update requires that entities provide, during interim periods, all disclosures related to a reportable segment's profit or loss and assets that were previously required only on an annual basis. Additionally, this guidance necessitates the disclosure of the title and position of the Chief Operating Decision Maker ("CODM"). The new guidance does not modify how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Early adoption is permitted. We are currently evaluating the impact this ASU may have on our consolidated financial statements.

3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	June 30, 2024	December 31, 2023
Land	$129,770	$121,960
Buildings and improvements	312,646	263,468
Finance leases	16,604	16,604
Leasehold improvements	141,812	135,861
Vehicles and equipment	313,283	285,127
Furniture, fixtures and equipment	102,491	100,457
Construction in progress	100,534	75,639
Property and equipment, gross	1,117,140	999,116
Less: accumulated depreciation	(296,920)	(270,706)
Less: accumulated amortization - finance leases	(3,791)	(3,289)
Property and equipment, net	$816,429	$725,121

For the three months ended June 30, 2024 and 2023, depreciation expense was $18,372 and $14,555, respectively. For the six months ended June 30, 2024 and 2023, depreciation expense was $36,072 and $29,934, respectively.

For the three months ended June 30, 2024 and 2023, amortization expense on finance leases was $251 and $251, respectively. For the six months ended June 30, 2024 and 2023, amortization expense on finance leases was $502 and $502, respectively.

4. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	June 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and Trademarks	$107,000	$-	$107,000	-
CPC Unity System	42,900	42,185	42,900	40,040
Customer relationships	9,700	6,640	9,700	6,430
Covenants not to compete	13,230	9,620	13,230	8,693
Other intangible assets, net	$172,830	$58,445	$172,830	$55,163

For the three months ended June 30, 2024 and 2023, amortization expense associated with our finite-lived intangible assets was $1,638 and $1,706, respectively. For the six months ended June 30, 2024 and 2023, amortization expense associated with our finite-lived intangible assets was $3,282 and $3,383, respectively.

As of June 30, 2024, estimated future amortization expense was as follows:

Fiscal Year Ending:
2024 (remaining six months)	$1,733
2025	1,827
2026	1,585
2027	741
2028	462
Thereafter	1,037
Total estimated future amortization expense	$7,385

5. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	June 30, 2024	December 31, 2023
Balance at beginning of period	$1,134,734	$1,109,815
Current period acquisitions	-	24,919
Balance at end of period	$1,134,734	$1,134,734

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

6. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	June 30, 2024	December 31, 2023
Utilities	$6,968	$6,130
Accrued other tax expense	10,432	9,482
Insurance expense	4,723	4,355
Greenfield development accruals	-	13,343
Other	5,735	5,428
Total other accrued expenses	$27,858	$38,738

Greenfield development accruals represent an obligation to pay for invoices not yet received, primarily related to land and buildings and improvements, on properties which we have taken control of as of June 30, 2024 and December 31, 2023.

7. Income Taxes

The effective income tax rates on continuing operations for the six months ended June 30, 2024 and 2023 were 36.1% and 22.4%, respectively. In general, the effective tax rates differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible expenses such as those related to certain executive compensation, and other discrete tax adjustments recorded during the period.

The year-to-date provision for income taxes for the six months ended June 30, 2024 included taxes on earnings at an anticipated annual effective tax rate of 25.5% and a net, unfavorable tax impact of $6,399 related primarily to discrete tax expense originating from stock options exercised during the six months ended June 30, 2024.

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

For the six months ended June 30, 2024 and 2023, we recorded $219 and $0 related to unrecognized tax benefits or interest and penalties related to any uncertain tax positions.

8. Debt

Long-term debt consisted of the following as of the periods presented:

	As of
	June 30, 2024	December 31, 2023
First lien term loan	$925,000	$901,201
Revolving line of credit	8,000	-
Total debt	933,000	901,201
Less: unamortized discount and debt issuance costs	(4,526)	(3,777)
Less: current maturities of long-term debt	(9,250)	-
Total long-term portion of debt, net	$919,224	$897,424

As of June 30, 2024, annual maturities of debt were as follows:

Fiscal Year Ending:
2024 (remaining six months)	$4,625
2025	9,250
2026	9,250
2027	9,250
2028	9,250
Thereafter	891,375
Total maturities of debt	$933,000

As of June 30, 2024 and December 31, 2023, unamortized discount and debt issuance costs were $6,694 and $4,030, respectively, and accumulated amortization of debt issuance costs was $3,499 and $6,145, respectively.

For the three months ended June 30, 2024 and 2023, the amortization of debt issuance costs in interest expense, net in the condensed consolidated statements of operations was approximately $303 and $423, respectively.

For the six months ended June 30, 2024 and 2023, the amortization of debt issuance costs in interest expense, net in the condensed consolidated statements of operations was approximately $713 and $842, respectively.

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

As of June 30, 2024 and December 31, 2023, the amount outstanding under the First Lien Term Loan was $925,000 and 901,201, respectively. As of June 30, 2024 and December 31, 2023, the interest rate on the First Lien Term Loan was 8.34% and 8.46%, respectively.

The Amended and Restated First Lien Credit Agreement requires us to maintain compliance with a First Lien Net Leverage Ratio. As of June 30, 2024, we were in compliance with the First Lien Net Leverage Ratio financial covenant of the Amended and Restated First Lien Credit Agreement.

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

In March 2024, we entered into Amendment No. 5 to our Amended and Restated First Lien Credit Agreement to increase our borrowing capacity from $150,000 to $300,000. The amendment also updates the interest rate for these loans to SOFR or Base Rate, at our option, plus an applicable margin (2.50% for SOFR Loans or 1.50% for Base Rate Loans), subject to step-ups and step-downs based on the First Lien Net Leverage Ratio. Any unused commitment fee is also payable based on the First Lien Net Leverage Ratio. The Credit Agreement requires the Borrower to maintain a Rent Adjusted Total Net Leverage Ratio no greater than 6.50 to 1.00, tested quarterly beginning with the quarter ending September 30, 2024, for the benefit of lenders holding the Revolving Commitments. The Amendment also extends the time in which we can draw revolving loans under the Revolving Commitments until the earliest of March 2029, permanent reduction of commitments to zero or termination of the commitment.

As of June 30, 2024 and December 31, 2023, the amount outstanding under the Revolving Commitments was $8,000 and $0, respectively.

The maximum available borrowing capacity under the Revolving Commitments is reduced by outstanding letters of credit under the Revolving Commitments. As of June 30, 2024 and December 31, 2023, the available borrowing capacity under the Revolving Commitments was $291,716 and $149,193, respectively.

In addition, an unused commitment fee based on our First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitments. As of June 30, 2024 and December 31, 2023, the unused commitment fee was 0.25%.

Standby Letters of Credit

As of June 30, 2024, we have a letter of credit sublimit of $90,000 under the Revolving Commitments, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $300,000. Any letter of credit issued under the Amended and Restated Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitments, as amended under Amendment No. 2 to the Amended and Restated First Lien Credit Agreement. Letters of credit under the Revolving Commitments reduce the maximum available borrowing capacity under the Revolving Commitment. As of June 30, 2024 and December 31, 2023, the amounts associated with outstanding letters of credit were $284 and $807, respectively.

9. Fair Value Measurements

The following table presents financial liabilities which are measured at fair value on a recurring basis as of June 30, 2024:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan	$6,147	$6,147	$-	$-
Liabilities:
Deferred compensation plan	$4,221	$4,221	$-	$-
Contingent consideration	$4,750	$-	$-	$4,750

The following table presents financial liabilities which are measured at fair value on a recurring basis as of December 31, 2023:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan	$5,553	$5,553	$-	$-
Liabilities:
Deferred compensation plan	$3,961	$3,961	$-	$-
Contingent consideration	$4,750	$-	$-	$4,750

We measure the fair value of our financial assets and liabilities using the highest level of inputs that are available as of the measurement date. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value due to the immediate or short-term maturity of these financial instruments.

We maintain a deferred compensation plan for a certain group of our highly compensated employees, in which certain of our executive officers participate in. The plan allows eligible participants to defer up to 90% of their base salary and/or incentive plan compensation as well as any refunds from our 401(k) Plan. Participants may elect investment funds selected by the Company in whole percentages. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds. These investment funds consist primarily of equity securities, such as common stock and mutual funds, and fixed income securities and are valued at the closing price reported on the active market on which the individual securities are traded and are classified as Level 1. These investment options do not represent actual ownership of or ownership rights in the applicable funds; they serve the purpose of valuing the account and the corresponding obligation of the Company.

As of June 30, 2024 and December 31, 2023, the fair value of our First Lien Term Loan approximated its carrying value due to the debt’s variable interest rate terms.

As of June 30, 2024 and December 31, 2023, we held no assets in cash investments.

We recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition in December 2021. We measured its contingent consideration liability using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and our most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when we obtained the certificate of occupancy for the car wash and opened it to the public in 2023 and an annual payment based on certain financial metrics of the acquired business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. We determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at June 30, 2024. During the three and six months ended June 30, 2023, a payment was made upon receipt of certificate of occupancy of $0 and $500, respectively. No payments were made during the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2024 and 2023, there were no transfers between fair value measurement levels.

10. Leases

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	June 30, 2024	December 31, 2023
Assets
Operating	Operating right of use assets, net	$844,564	$833,547
Finance	Property and equipment, net	12,813	13,315
Total lease assets		$857,377	$846,862

Liabilities
Current
Operating	Current maturities of operating lease liability	$46,091	$43,979
Finance	Current maturities of finance lease liability	787	746
Long-term
Operating	Operating lease liability	814,905	809,409
Finance	Financing lease liability	13,630	14,033
Total lease liabilities		$875,413	$868,167

Components of total lease cost, net, consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating lease expense (a)	$27,659	$25,308	$54,871	$49,319
Finance lease expense
Amortization of lease assets	251	251	502	502
Interest on lease liabilities	260	273	524	549
Short-term lease expense	52	12	103	26
Variable lease expense (b)	2,756	2,113	10,020	8,816
Total	$30,978	$27,957	$66,020	$59,212
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

The following includes supplemental information for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating cash flows from operating leases	$26,843	$24,934	$53,360	$48,700
Operating cash flows from finance leases	$260	$273	$524	$549
Financing cash flows from finance leases	$182	$163	$362	$324

Operating lease ROU assets obtained in exchange for lease liabilities	$20,237	$48,528	$34,947	$59,055

Weighted-average remaining operating lease term	13.67	14.06	13.67	14.06
Weighted-average remaining finance lease term	15.19	15.97	15.19	15.97

Weighted-average operating lease discount rate	8.09%	7.83%	8.09%	7.83%
Weighted-average finance lease discount rate	7.33%	7.33%	7.33%	7.33%

As of June 30, 2024, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2024 (remaining six months)	$54,524	$893
2025	110,109	1,787
2026	109,145	1,792
2027	105,372	1,819
2028	99,258	1,846
Thereafter	987,259	18,425
Total future minimum obligations	$1,465,667	$26,562
Less: Present value discount	(604,671)	(12,145)
Present value of net future minimum lease obligations	$860,996	$14,417
Less: current portion	(46,091)	(787)
Long-term obligations	$814,905	$13,630

Forward-Starting Leases

As of June 30, 2024, we entered into 12 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2024 through 2026 with initial lease terms of 15 to 20 years.

As of December 31, 2023, we entered into 14 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2024 through 2026 with initial lease terms of 15 to 20 years.

Sale-Leaseback Transactions

During the three months ended June 30, 2024 and 2023, we completed three and 10 sale-leaseback transactions related to car wash locations, respectively, with aggregate consideration of $13,845 and $80,042, respectively, resulting in a net loss of $2,658 and a net gain of $4,896, respectively, which are included in (gain) loss on sale of assets in the accompanying condensed consolidated statements of operations. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated in the three months ended June 30, 2024 and 2023, the cumulative initial annual rent for the properties was approximately $881 and $5,028, respectively, subject to annual escalations. These leases are accounted for as operating leases.

During the six months ended June 30, 2024 and 2023, we completed four and 12 sale-leaseback transactions related to car wash locations, respectively, with aggregate consideration of $18,745 and $89,255, respectively, resulting in a net loss of $961 and a net gain of $5,226, respectively, which are included in (gain) loss on sale of assets in the accompanying condensed consolidated statements of operations. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated in the six months ended June 30, 2024 and 2023, the cumulative initial annual rent for the properties was approximately $1,187 and $5,587, respectively, subject to annual escalations. These leases are accounted for as operating leases.

11. Stockholders’ Equity

As of June 30, 2024, there were 1,000,000,000 shares of common stock authorized, 327,568,109 shares of common stock issued, and 321,395,188 shares of common stock outstanding.

As of December 31, 2023, there were 1,000,000,000 shares of common stock authorized, 318,366,628 shares of common stock issued, and 315,192,401 shares of common stock outstanding.

As of June 30, 2024 and December 31, 2023, there were 5,000,000 shares of preferred stock authorized and none were issued or outstanding.

During the six months ended June 30, 2024, we withheld a total of 2,998,694 shares in order to satisfy payroll tax withholdings to settle cashless stock option exercises.

We use the cost method to account for treasury stock. As of June 30, 2024 and December 31, 2023, we had 6,172,921 and 3,174,227 shares, respectively, of treasury stock. As of June 30, 2024 and December 31, 2023, the cost of treasury stock included in additional paid-in capital in the accompanying condensed consolidated balance sheets was $28,895 and $6,091, respectively.

12. Stock-Based Compensation

We recognize stock-based compensation expense associated with stock options and restricted stock units ("RSUs"), and stock purchase rights. Stock options and RSUs are granted under the 2014 Stock Option Plan of Hotshine Holdings, Inc. (the “2014 Plan”) and 2021 Incentive Award Plan (the “2021 Plan”) while stock purchase rights are granted under the 2021 Employee Stock Purchase Plan (“2021 ESPP”).

Refer to our 2023 Form 10-K for additional details on employee stock incentive plans.

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

2021 ESPP

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP during the periods presented:

Six Months Ended June 30,
	2024	2023
Expected volatility	49.59% - 50.14%	36.30% - 53.9%
Risk-free interest rate	5.38% - 5.41%	4.53% - 5.26%
Expected term (in years)	0.49 - 0.50	0.49 - 0.50
Expected dividend yield	None	None

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2021 Plan during the periods presented:

	Six Months Ended June 30,
	2024	2023
Expected volatility	45.98%	43.74% - 44.68%
Risk-free interest rate	4.52%	3.68% - 4.21%
Expected term (in years)	6.0	6.0 - 6.26
Expected dividend yield	None	None

Stock Options

A summary of our stock option activity during the period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	11,744,894	7,705,114	19,450,008	$3.21
Granted	1,621,444	-	1,621,444	$7.03
Exercised	(2,936,519)	(4,779,311)	(7,715,830)	$0.63
Forfeited	(150,504)	-	(150,504)	$8.97
Outstanding as of June 30, 2024	10,279,315	2,925,803	13,205,118	$5.13
Options vested or expected to vest as of June 30, 2024	9,641,439	2,925,803	12,567,242	$9.91
Options exercisable as of June 30, 2024	6,299,481	2,925,803	9,225,284	$3.67

The number and weighted-average grant date fair value of stock options during the period presented are as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2023	3,629,454	-	$4.39	-
Non-vested as of June 30, 2024	3,979,836	-	$3.84	-
Granted during the period	1,621,444	-	$3.05	-
Vested during the period	1,153,272	-	$4.51	-
Forfeited/canceled during the period	117,790	-	$3.97	-

We granted 1,621,444 Time Vesting Options with a grant date fair value of $4,945 during the six months ended June 30, 2024. There were no Performance Vesting Options granted during the six months ended June 30, 2024.

The fair value of shares attributable to stock options that vested during the six months ended June 30, 2024 was $8,470.

As of June 30, 2024, the weighted-average remaining contractual life of outstanding stock options was approximately 5.53 years.

Restricted Stock Units

A summary of our RSU activity during the period presented is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	3,718,505	$9.98
Granted	2,996,219	$7.03
Vested	(1,253,515)	$10.62
Forfeited	(325,976)	$9.07
Unvested as of June 30, 2024	5,135,233	$8.16

We granted 2,996,219 RSUs with a grant date fair value of $21,054 during the six months ended June 30, 2024.

The fair value of shares attributable to RSUs that vested during the six months ended June 30, 2024 was $8,908.

As of June 30, 2024, the weighted-average remaining contractual life of outstanding RSUs was approximately 9.35 years.

Stock-Based Compensation Expense

We estimated a forfeiture rate of 10.03% for awards with service-based vesting conditions based on historical experience and future expectations of the vesting of these share-based payments. We used this rate as an assumption in calculating stock-based compensation expense for Time Vesting Options, RSUs, and stock purchase rights granted under the 2021 ESPP.

Total stock-based compensation expense, by caption, recorded in the condensed consolidated statements of operations for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of labor and chemicals	$2,465	$2,093	$4,938	$4,143
General and administrative	3,441	3,900	7,214	7,211
Total stock-based compensation expense	$5,906	$5,993	$12,152	$11,354

Total stock-based compensation expense, by award type, recorded in the condensed consolidated statements of operations for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Time Vesting Options	$1,382	$1,774	$2,959	$3,370
RSUs	4,348	3,961	8,755	7,440
2021 ESPP	176	258	438	544
Total stock-based compensation expense	$5,906	$5,993	$12,152	$11,354

As of June 30, 2024, total unrecognized compensation expense related to unvested Time Vesting Options was $8,276, which is expected to be recognized over a weighted-average period of 2.35 years.

As of June 30, 2024, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of June 30, 2024, total unrecognized compensation expense related to unvested RSUs was $25,738, which is expected to be recognized over a weighted-average period of 2.52 years.

As of June 30, 2024, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $298, which is expected to be recognized over a weighted-average period of 0.38 years.

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

The condensed consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. We expensed $0 and $33 of acquisition-related costs for the three and six months ended June 30, 2024 and 2023, respectively. Acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

2024 Acquisitions

We did not consummate any acquisitions during the six months ended June 30, 2024.

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

Class Action Litigation

On February 14, 2023, a plaintiff filed a purported class action lawsuit in the Stanislaus County Superior Court, California, on behalf of all non-exempt employees employed by Defendants Prime Shine LLC, a wholly-owned subsidiary of the Company, in California any time between February 14, 2019, and the present, against Prime Shine, LLC and Does 1 – 20 inclusive. Plaintiff alleges eight claims for violations of the California Labor Code and one claim for violation of the California Business & Professions Code. On June 13, 2023, Plaintiff filed a First Amended Complaint to add a claim for penalties pursuant to the Private Attorneys General Act. Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential, and incidental losses, penalties, and attorneys’ fees and costs. The parties agreed to an informal exchange of information in lieu of formal discovery prior to mediation with an experienced wage-and-hour mediator. In October 2023, following mediation, both parties agreed to settle the lawsuit. A financial amount was accrued that was not material to our consolidated financial statements. A formal written settlement agreement has been executed by the parties and the Court granted preliminary approval of settlement. No putative class members objected or opted out of the settlement during the class action settlement notice period. The Court entered final approval of the class action settlement on July 19, 2024. By mid-2025, following the settlement funding, the court clerk is expected to administratively close the case.

Insurance

We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of June 30, 2024 and December 31, 2023, we accrued $4,645 and $4,311, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, we recorded $4,118 and $3,686, respectively, in receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying condensed consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by us utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, we have had minor claims asserted against it by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by us, and we have incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by us, may not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required. We are not aware of any significant remediation matters as of June 30, 2024. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, we are unable to reasonably estimate the ultimate cost of claims asserted against us related to environmental matters; however, we do not believe such costs will be material to our condensed consolidated financial statements.

In addition to potential claims asserted against us, there are certain regulatory obligations associated with these facilities. We also have a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and we have recognized a provisional amount. As of June 30, 2024 and December 31, 2023, our accrual for environmental remediation was $15, which is included in other accrued expenses in the accompanying condensed consolidated balance sheets.

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

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand, primarily offering express exterior cleaning services, with interior cleaning services at select locations, across 491 car washes in 21 states as of June 30, 2024. Founded in 1996, we employ an efficient, repeatable, and scalable process, which we call the “Mister Experience,” to deliver a clean, dry, and shiny car every time. The core pillars of the “Mister Experience” are greeting every customer with a wave and smile, providing the highest quality car wash, and delivering the experience quickly and conveniently. We offer a monthly subscription program, which we call the Unlimited Wash Club® (“UWC”), as a flexible, quick, and convenient option for customers to keep their cars clean. Our scale and over 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure, and technology that improve speed of service, quality, and sustainability and realize strong financial performance.

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

Greenfield Location Development

More recently, a component of our growth strategy has been to grow through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and we anticipate further pursuit of this strategy in the future. In the three and six months ended June 30, 2024, we successfully opened nine and 15 greenfield locations, respectively, and we expect to drive our future location growth through greenfield development. We believe such a strategy will provide a more controllable pipeline of unit growth for future locations in existing and adjacent markets.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Acquisitions

We continue to employ a disciplined approach to acquisitions, carefully selecting locations that meet our criteria for a potential Mister Car Wash site. In the six months ended June 30, 2024, we did not consummate any acquisitions.

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

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Financial and Operating Data
Location count (end of period)	491	449	491	449
Comparable store sales growth	2.4%	0.3%	1.6%	(0.6)%
UWC Members (in thousands, end of period)	2,126	2,065	2,126	2,065
UWC sales as a percentage of total wash sales	72%	69%	73%	69%
Net income	$22,091	$27,132	$38,728	$48,268
Net income margin	8.7%	11.5%	7.8%	10.4%
Adjusted EBITDA	$88,692	$73,860	$163,864	$144,836
Adjusted EBITDA margin	34.8%	31.2%	33.2%	31.3%

Location Count (end of period)

Our location count refers to the total number of car wash locations at the end of a period, inclusive of new greenfield locations, acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions, and closings, have, and will continue to have, an impact on our performance. In the three and six months ended June 30, 2024, we increased our location count by the nine and 15 greenfield locations, respectively, as noted above.

Our Express Exterior Locations, which offer express exterior cleaning services, comprise 426 of our current locations and our Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services, comprise 65 of our current locations.

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

Increasing the number of new locations is a component of our growth strategy and as we continue to execute on our growth strategy, we expect that a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy.

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 2.1 million UWC Members as of June 30, 2024. UWC Members grew by approximately 3% from June 30, 2023 through June 30, 2024 and approximately 2% from December 31, 2023 through June 30, 2024.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our UWC subscription offering. UWC sales were 72% and 69% of our total wash sales for the three months ended June 30, 2024 and 2023, respectively. UWC sales were 73% and 69% of our total wash sales for the six months ended June 30, 2024 and 2023, respectively.

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

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;

•	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;

•	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Reconciliation of net income to adjusted EBITDA:
Net income	$22,091	$27,132	$38,728	$48,268
Interest expense, net	20,254	18,295	40,278	36,043
Income tax provision	12,655	7,205	21,846	13,903
Depreciation and amortization expense	20,261	16,512	39,856	33,819
(Gain) loss on sale of assets, net (a)	2,897	(4,728)	1,364	(4,791)
Stock-based compensation expense (b)	6,791	5,993	13,593	11,354
Acquisition expenses (c)	548	1,280	1,113	1,739
Non-cash rent expense (d)	1,495	1,184	2,982	2,214
Loss on extinguishment of debt	-	-	1,882	-
Employee retention credit (e)	-	-	(5,189)	-
Other (f)	1,700	987	7,411	2,287
Adjusted EBITDA	$88,692	$73,860	$163,864	$144,836
Net revenues	$255,043	$236,894	$494,226	$462,854
Adjusted EBITDA margin	34.8%	31.2%	33.2%	31.3%
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

The Adjusted EBITDA results in the three and six months ended June 30, 2024 when compared to the prior year period are primarily attributable to the increase in car wash sales due to growth in UWC members and the year-over-year addition of 42 locations.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024		2023
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$255,043	100%	$236,894	100%

Store operating costs:
Cost of labor and chemicals	72,691	29%	70,824	30%
Other store operating expenses	99,543	39%	90,337	38%
General and administrative	24,912	10%	27,829	12%
(Gain) loss on sale of assets, net	2,897	1%	(4,728)	(2)%
Total costs and expenses	200,043	78%	184,262	78%
Operating income	55,000	22%	52,632	22%
Other (income) expense:
Interest expense, net	20,254	8%	18,295	8%
Loss on extinguishment of debt	-	0%	-	0%
Other income	-	0%	-	0%
Total other expense, net	20,254	8%	18,295	8%
Income before taxes	34,746	14%	34,337	14%
Income tax provision	12,655	5%	7,205	3%
Net income	$22,091	9%	$27,132	11%

Net Revenues

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Net revenues	$255,043	$236,894	$18,149	8%

The increase in net revenues was primarily attributable to the increase in car wash sales due to growth in UWC Members and the year-over-year addition of 42 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Cost of labor and chemicals	$72,691	$70,824	$1,867	3%
Percentage of net revenues	29%	30%

The increase in cost of labor and chemicals is primarily attributable to an increase in volume and the year-over-year addition of 42 locations, as well as some inflationary pressures on store labor.

Other Store Operating Expenses

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Other store operating expenses	$99,543	$90,337	$9,206	10%
Percentage of net revenues	39%	38%

The increase in other store operating expenses was primarily attributable to the year-over-year addition of 42 locations and some inflationary pressures on utilities and maintenance expenses. Rent expense increased approximately $2.6 million due to the addition of 31 net new land and building leases.

General and Administrative

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
General and administrative	$24,912	$27,829	$(2,917)	(10)%
Percentage of net revenues	10%	12%

The decrease in general and administrative expenses was primarily driven by a decrease of approximately $1.1 million in marketing expense, a decrease of approximately $0.7 million in corporate insurances, a decrease of approximately $0.7 million in corporate travel expense, a decrease of approximately $0.7 million in acquisition and new build expenses, partially offset by an increase of approximately $0.4 million in employee compensation expenses.

(Gain) Loss on Sale of Assets

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
(Gain) loss on sale of assets	$2,897	$(4,728)	$7,625	(161)%
Percentage of net revenues	1%	(2)%

The change in (gain) loss on sale of assets was primarily driven by a net loss associated with sale-leaseback activity in the current year.

Total Other Expense, net

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Total other expense, net	$20,254	$18,295	$1,959	11%
Percentage of net revenues	8%	8%

The increase in other expense was primarily driven by increased interest expense driven by an increase in long term debt coupled with higher average interest rates as compared to the prior year period.

Income Tax Provision

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Income tax provision	$12,655	$7,205	$5,450	76%
Percentage of net revenues	5%	3%

The increase in income tax provision was primarily driven by the net, unfavorable income tax impact from equity awards activity in the current quarter.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024		2023
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$494,226	100%	$462,854	100%

Store operating costs:
Cost of labor and chemicals	144,349	29%	137,616	30%
Other store operating expenses	196,346	40%	179,803	39%
General and administrative	54,622	11%	52,012	11%
(Gain) loss on sale of assets, net	1,364	0%	(4,791)	(1)%
Total costs and expenses	396,681	80%	364,640	79%
Operating income	97,545	20%	98,214	21%
Other expense:
Interest expense, net	40,278	8%	36,043	8%
Loss on extinguishment of debt	1,882	0%	-	0%
Other income	(5,189)	(1)%	-	0%
Total other expense	36,971	7%	36,043	8%
Income before taxes	60,574	12%	62,171	13%
Income tax provision	21,846	4%	13,903	3%
Net income	$38,728	8%	$48,268	10%

Net Revenues

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Net revenues	$494,226	$462,854	$31,372	7%

The increase in net revenues was primarily attributable to the increase in car wash sales due to growth in UWC Members and the year-over-year addition of 42 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Cost of labor and chemicals	$144,349	$137,616	$6,733	5%
Percentage of net revenues	29%	30%

The increase in cost of labor and chemicals is primarily attributable to an increase in volume and the year-over-year addition of 42 locations, as well as some inflationary pressures on store labor.

Other Store Operating Expenses

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Other store operating expenses	$196,346	$179,803	$16,543	9%
Percentage of net revenues	40%	39%

The increase in other store operating expenses was primarily attributable to the year-over-year addition of 42 locations and some inflationary pressures on utilities and maintenance expenses. Rent expense increased approximately $5.8 million primarily due to the addition of 31 net new land and building leases.

General and Administrative

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
General and administrative	$54,622	$52,012	$2,610	5%
Percentage of net revenues	11%	11%

The increase in general and administrative expenses was primarily driven by approximately $4.2 million in third party costs related to our debt refinancing in March 2024, an increase in stock-based compensation expense of approximately $1.0 million, partially offset by a decrease in marketing expense of approximately $1.6 million, and a decrease in corporate travel expense of approximately $1.0 million. As a percentage of net revenues, general and administrative expenses for the six months ended June 30, 2024 remained consistent to the prior year period.

(Gain) Loss on Sale of Assets

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
(Gain) loss on sale of assets	$1,364	$(4,791)	$6,155	(128)%
Percentage of net revenues	0%	(1)%

The change in (gain) loss on sale of assets was primarily driven by a net loss associated with sale-leaseback activity in the current year.

Total Other Expense, net

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Total other expense, net	$36,971	$36,043	$928	3%
Percentage of net revenues	7%	8%

The increase in other expense, net is driven by increased interest expense of approximately $4.2 million due to increased long term debt coupled with higher average interest rates and loss on extinguishment of debt of approximately $1.9 million due to our debt refinancing in March 2024, partially offset by a gain of approximately $5.2 million due to the recognition of an employee retention credit.

Income Tax Provision

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Income tax provision	$21,846	$13,903	$7,943	57%
Percentage of net revenues	4%	3%

The increase in income tax provision was primarily driven by the net, unfavorable income tax impact from equity awards activity in the current year.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, which includes lease payments, pursue greenfield location development, and acquisitions of new locations and to service our indebtedness. Historically, these cash requirements have been met through funds raised by the sale of our common stock, utilization of our Revolving Commitment, First Lien Term Loan, sale-leaseback transactions, and cash provided by operations.

As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $3.6 million and $19.0 million, respectively, and $291.7 million and $149.2 million, respectively, of available borrowing capacity under our Revolving Commitment.

For a description of our credit facilities and our recent debt refinancing, please see Note 8 Debt in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of June 30, 2024, we were in compliance with the covenants under the Amended and Restated First Lien Credit Agreement.

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

Cash Flows for the Six Months Ended June 30, 2024 and 2023

The following table presents our summary cash flows:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Net cash provided by operating activities	$118,882	$117,122
Net cash used in investing activities	(144,642)	(50,231)
Net cash provided by financing activities	10,395	4,120
Net change in cash and cash equivalents, and restricted cash	$(15,365)	$71,011

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

For the six months ended June 30, 2024, net cash provided by operating activities was $118.9 million and was comprised of net income of $38.7 million, increased by $99.9 million as a result of non-cash adjustments comprised primarily of depreciation and amortization expense, stock-based compensation expense, non-cash lease expense, deferred income taxes, a loss on disposal of property and equipment, a loss on extinguishment of debt, and amortization of debt issuance costs. Changes in working capital balances decreased cash provided by operating activities by $19.8 million and were primarily driven by operating lease payments and increases in accounts receivable, net, other receivables, partially offset by decreases to inventory and other noncurrent assets and liabilities and increases in accounts payable, accrued expense, and deferred revenue.

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

For the six months ended June 30, 2024, net cash used in investing activities was $144.6 million and was primarily comprised of investments in property and equipment to support our greenfield development and other initiatives, offset by the sale of property and equipment.

For the six months ended June 30, 2023, net cash used in investing activities was $50.2 million and was primarily comprised of investment in property and equipment to support our greenfield development and other initiatives and one acquisition, partially offset by the sale of property and equipment.

Financing Activities. Our net cash provided by financing activities primarily consists of proceeds and payments on our First Lien Term Loan and Revolving Commitment, payments on finance lease obligations, as well as issuance of common stock under employee plans.

For the six months ended June 30, 2024, net cash provided by financing activities was $10.4 million and was primarily comprised of proceeds from our refinancing of the First Lien Term Loan and Revolving Commitment, partially offset by payments for payroll tax withholdings to settle cashless stock option exercises, payments on debt borrowings and Revolving Commitment, and payments of deferred financing costs due to our debt refinancing.

For the six months ended June 30, 2023, net cash provided by financing activities was $4.1 million and was primarily comprised of proceeds from exercise of stock options, partially offset by payments on finance lease obligations.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

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

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in our 2023 Form 10-K. There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2024.

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

Interest Rate Risk

Our First Lien Term Loan bears interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. As of June 30, 2024 and December 31, 2023, we had $925.0 million and $901.2 million, respectively, of variable rate debt outstanding under our First Lien Term Loan. Based on the balance outstanding under our First Lien Term Loan as of June 30, 2024, an increase or decrease of 100 basis points in the effective interest rate on the First Lien Term Loan would cause an increase or decrease in interest expense of approximately $9 million over the next 12 months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on that evaluation, our management, including the President and Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2024 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action Litigation

On February 14, 2023, a plaintiff filed a purported class action lawsuit in the Stanislaus County Superior Court, California, on behalf of all non-exempt employees employed by Defendants Prime Shine LLC, a wholly-owned subsidiary of the Company, in California any time between February 14, 2019, and the present, against Prime Shine, LLC and Does 1 – 20 inclusive. Plaintiff alleges eight claims for violations of the California Labor Code and one claim for violation of the California Business & Professions Code. On June 13, 2023, Plaintiff filed a First Amended Complaint to add a claim for penalties pursuant to the Private Attorneys General Act. Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential, and incidental losses, penalties, and attorneys’ fees and costs. The parties agreed to an informal exchange of information in lieu of formal discovery prior to mediation with an experienced wage-and-hour mediator. In October 2023, following mediation, both parties agreed to settle the lawsuit. A financial amount was accrued that was not material to our consolidated financial statements. A formal written settlement agreement has been executed by the parties and the Court granted preliminary approval of settlement. No putative class members objected or opted out of the settlement during the class action settlement notice period. The Court entered final approval of the class action settlement on July 19, 2024. By mid-2025, following the settlement funding, the court clerk is expected to administratively close the case.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plan Arrangements

During the three months ended June 30, 2024, none of the directors or officers of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408, except as described below:

On June 10, 2024, Joseph Matheny, Chief Innovation Officer, entered into a trading arrangement during an open window period under the Company’s Insider Trading Compliance Policy, intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the potential sale of up to 371,520 shares of the Company’s common stock until July 14, 2025.

Item 6. Exhibits.

Exhibit Number	Description	Form	File. No	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.2	06/01/2022
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.1	06/01/2023
3.3	Amended and Restated Bylaws of the Company	8-K	001-40542	3.2	07/02/2021
10.1	Transition and Severance Agreement, dated June 24, by and between Mister Car Wash, Inc. And Mayra Chimienti	8-K	001-40542	10.1	06/28/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

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

Mister Car Wash, Inc.

Date: August 02, 2024	By:	/s/ John Lai
John Lai
Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: August 02, 2024	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial Officer)