Form 10-Q
period 2024-09-30
Mister Car Wash, Inc.
filed 2024-11-01
CIK 1853513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 30, 2024, the registrant had 322,249,966 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our future results of operations and financial position, business strategy and approach are forward-looking. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or comparable terminology.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mister Car Wash, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(Unaudited)

	As of
(Amounts in thousands, except share and per share data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$16,478	$19,047
Accounts receivable, net	2,835	6,304
Other receivables	15,422	14,714
Inventory, net	5,491	8,952
Prepaid expenses and other current assets	12,559	11,877
Total current assets	52,785	60,894

Property and equipment, net	870,903	725,121
Operating lease right of use assets, net	857,861	833,547
Other intangible assets, net	113,139	117,667
Goodwill	1,134,734	1,134,734
Other assets	16,450	9,573
Total assets	$3,045,872	$2,881,536

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$44,715	$33,641
Accrued payroll and related expenses	30,265	19,771
Other accrued expenses	26,793	38,738
Current maturities of long-term debt	9,250	–
Current maturities of operating lease liability	47,195	43,979
Current maturities of finance lease liability	811	746
Deferred revenue	34,639	32,686
Total current liabilities	193,668	169,561

Long-term portion of debt, net	931,046	897,424
Operating lease liability	826,213	809,409
Financing lease liability	13,473	14,033
Deferred tax liability	97,499	71,657
Other long-term liabilities	4,570	4,417
Total liabilities	2,066,469	1,966,501

Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 322,239,140 and 315,192,401 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	3,228	3,157
Additional paid-in capital	820,498	817,271
Retained earnings	155,677	94,607
Total stockholders’ equity	979,403	915,035
Total liabilities and stockholders’ equity	$3,045,872	$2,881,536

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$249,329	$234,076	$743,555	$696,930
Cost of labor and chemicals	73,617	72,760	217,966	210,376
Other store operating expenses	102,607	90,514	298,953	270,317
General and administrative	25,436	26,426	80,058	78,438
(Gain) loss on sale of assets, net	(1,916)	1,321	(552)	(3,470)
Total costs and expenses	199,744	191,021	596,425	555,661
Operating income	49,585	43,055	147,130	141,269

Other (income) expense:
Interest expense, net	20,653	19,100	60,931	55,143
Loss on extinguishment of debt	-	-	1,882	-
Other income	-	-	(5,189)	-
Total other expense, net	20,653	19,100	57,624	55,143
Income before taxes	28,932	23,955	89,506	86,126
Income tax provision	6,590	4,470	28,436	18,373
Net income	$22,342	$19,485	$61,070	$67,753

Earnings per share:
Basic	$0.07	$0.06	$0.19	$0.22
Diluted	$0.07	$0.06	$0.19	$0.21
Weighted-average common shares outstanding:
Basic	321,917,525	312,883,586	319,067,596	309,850,600
Diluted	329,299,326	328,844,569	329,222,641	328,265,878

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$61,070	$67,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	61,038	51,418
Stock-based compensation expense	18,843	17,643
Gain on sale of assets, net	(552)	(3,470)
Loss on extinguishment of debt	1,882	-
Amortization of debt issuance costs	961	1,270
Non-cash lease expense	36,557	33,337
Deferred income tax	25,842	14,748
Changes in assets and liabilities:
Accounts receivable, net	3,469	(1,874)
Other receivables	(7,012)	212
Inventory, net	3,461	88
Prepaid expenses and other current assets	(605)	(408)
Accounts payable	11,629	3,777
Accrued expenses	11,850	8,170
Deferred revenue	1,954	3,288
Operating lease liability	(31,811)	(29,689)
Other noncurrent assets and liabilities	264	(777)
Net cash provided by operating activities	198,840	165,486

Cash flows from investing activities:
Purchases of property and equipment	(259,896)	(218,692)
Acquisition of car wash operations, net of cash acquired	-	(51,890)
Proceeds from sale of property and equipment	36,431	96,930
Net cash used in investing activities	(223,465)	(173,652)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	3,742	6,176
Payments of tax withholding on option exercises	(19,290)	-
Proceeds from debt borrowings	925,000	-
Proceeds from revolving line of credit	186,000	-
Payments on debt borrowings	(903,513)	-
Payments on revolving line of credit	(164,000)	-
Payments of deferred financing costs	(5,257)	-
Principal payments on finance lease obligations	(552)	(492)
Other financing activities	-	(500)
Net cash provided by financing activities	22,130	5,184

Net change in cash and cash equivalents and restricted cash during period	(2,495)	(2,982)
Cash and cash equivalents and restricted cash at beginning of period	19,119	65,222
Cash and cash equivalents and restricted cash at end of period	$16,624	$62,240

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	16,478	62,133
Restricted cash, included in prepaid expenses and other current assets	146	107
Total cash, cash equivalents, and restricted cash	$16,624	$62,240

Supplemental disclosure of cash flow information:
Cash paid for interest	$60,436	$56,164
Cash paid for income taxes	$2,267	$2,409

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$17,352	$15,167
Property and equipment in other accrued expenses	$-	$16,439
Stock option exercise proceeds in other receivables	$1	$17

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	315,192,401	$3,157	$817,271	$94,607	$915,035
Stock-based compensation expense	-	-	6,246	-	6,246
Vesting of restricted stock units	139,409	1	(1)	-	-
Exercise of stock options	4,116,291	42	704	-	746
Tax withholding on option exercises	(1,613,019)	(16)	(9,924)	-	(9,940)
Net income	-	-	-	16,637	16,637
Balance as of March 31, 2024	317,835,082	$3,184	$814,296	$111,244	$928,724
Stock-based compensation expense	-	-	5,906	-	5,906
Issuance of common stock under employee plans	232,136	2	1,411	-	1,413
Vesting of restricted stock units	1,114,106	11	(11)	-	-
Exercise of stock options	3,599,539	36	625	-	661
Tax withholding on option exercises	(1,385,675)	(13)	(9,382)	-	(9,395)
Net income	-	-	-	22,091	22,091
Balance as of June 30, 2024	321,395,188	$3,220	$812,845	$133,335	$949,400
Stock-based compensation expense	-	-	6,691	-	6,691
Exercise of stock options	843,952	8	962	-	970
Net income	-	-	-	22,342	22,342
Balance as of September 30, 2024	322,239,140	$3,228	$820,498	$155,677	$979,403

Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	306,626,530	$3,072	$783,579	$14,477	$801,128
Stock-based compensation expense	-	-	5,361	-	5,361
Vesting of restricted stock units	4,296	-	-	-	-
Exercise of stock options	1,471,021	15	1,101	-	1,116
Net income	-	-	-	21,136	21,136
Balance as of March 31, 2023	308,101,847	$3,087	$790,041	$35,613	$828,741
Stock-based compensation expense	-	-	5,993	-	5,993
Issuance of common stock under employee plans	207,042	2	1,591	-	1,593
Vesting of restricted stock units	634,069	6	(6)	-	-
Exercise of stock options	2,815,372	28	1,879	-	1,907
Net income	-	-	-	27,132	27,132
Balance as of June 30, 2023	311,758,330	$3,123	$799,498	$62,745	$865,366
Stock-based compensation expense	-	-	6,289	-	6,289
Exercise of stock options	2,212,411	22	1,555	-	1,577
Net income	-	-	-	19,485	19,485
Balance as of September 30, 2023	313,970,741	$3,145	$807,342	$82,230	$892,717

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

1. Nature of Business

Mister Car Wash, Inc., a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is based in Tucson, Arizona and is a provider of conveyorized car wash services. We primarily operate Express Exterior Locations, which offer express exterior cleaning services along with free vacuum services, and interior cleaning services at select locations. As of September 30, 2024, we operated 501 car washes in 21 states.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the 2023 Form 10-K.

The consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying consolidated financial statements contain all adjustments which are necessary for a fair presentation of our consolidated financial position as of September 30, 2024, consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, and consolidated cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the consolidated results of operations that may be expected for any other future interim or annual period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Within the consolidated financial statements certain immaterial amounts have been reclassified to conform with current period presentation. We reclassified Restricted cash of $146 and $72 from an individual line item on the consolidated balance sheets at September 30, 2024 and December 31, 2023, respectively, to Prepaid expenses and other current assets to conform with the current period presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the periods reported. Some of the significant estimates that we have made pertain to the determination of deferred tax assets and liabilities; estimates utilized to determine the fair value of assets acquired and liabilities assumed in business combinations and the related goodwill and intangibles; and certain assumptions used related to the evaluation of goodwill, intangibles, and property and equipment asset impairment. Actual results could differ from those estimates.

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $95 and $68 as of September 30, 2024 and December 31, 2023, respectively. The activity in the allowance for doubtful accounts was immaterial for the three and nine months ended September 30, 2024 and 2023.

Other Receivables

Other receivables consisted of the following for the periods presented:

	As of
	September 30, 2024	December 31, 2023
Construction receivable	$7,660	$6,480
Income tax receivable	1,046	3,051
Insurance receivable	3,634	3,686
Other	3,082	1,497
Total other receivables	$15,422	$14,714

Inventory, Net

Inventory consisted of the following for the periods presented:

	As of
	September 30, 2024	December 31, 2023
Chemical washing solutions	$5,607	$9,135
Reserve for obsolescence	(116)	(183)
Total inventory, net	$5,491	$8,952

The activity in the reserve for obsolescence was immaterial for the three and nine months ended September 30, 2024 and 2023.

Revenue Recognition

The following table summarizes the composition of our net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Recognized over time	$184,725	$167,670	$545,066	$489,294
Recognized at a point in time	64,441	66,320	198,148	207,319
Other revenue	163	86	341	317
Net revenues	$249,329	$234,076	$743,555	$696,930

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average shares outstanding for the period and includes the dilutive impact of potential new shares issuable upon vesting and exercise of stock options, vesting of restricted stock units, and stock purchase rights granted under an employee stock purchase plan. Potentially dilutive securities are excluded from the computation of diluted earnings per share if their effect is antidilutive. Reconciliations of the numerators and denominators of the basic and diluted earnings per share calculations for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$22,342	$19,485	$61,070	$67,753

Denominator:
Weighted-average common shares outstanding - basic	321,917,525	312,883,586	319,067,596	309,850,600
Effect of potentially dilutive securities:
Stock options	5,562,479	15,573,984	8,585,621	17,912,009
Restricted stock units	1,763,531	289,840	1,540,123	463,687
Employee stock purchase plan	55,791	97,159	29,301	39,582
Weighted-average common shares outstanding - diluted	329,299,326	328,844,569	329,222,641	328,265,878

Earnings per share - basic	$0.07	$0.06	$0.19	$0.22
Earnings per share - diluted	$0.07	$0.06	$0.19	$0.21

The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	5,209,783	3,798,034	4,343,090	3,343,733
Restricted stock units	-	8,049	445,641	199,888
Employee stock purchase plan	-	-	32,905	30,594

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

In March 2024, we determined that we qualify for $5,189 in relief for the period from March 13, 2020 to December 31, 2020. Upon receipt of the credit, we will owe $526 in tax advisory costs associated with the assessment of the tax credit. This amount was expensed within General and administrative expenses in the amount of $0 and $526 during the three and nine months ended September 30, 2024, respectively. As there is no authoritative guidance under U.S. GAAP for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standards 20, or IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance of receipt of the identified ERC amount and recorded the credit in the amount of $0 and $5,189 in Other income on our consolidated statements of operations during the three and nine months ended September 30, 2024, respectively. A corresponding accrual of the tax credit receivable was recorded under Other assets on our consolidated balance sheet as of September 30, 2024.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	September 30, 2024	December 31, 2023
Land	$140,461	$121,960
Buildings and improvements	341,545	263,468
Finance leases	16,661	16,604
Leasehold improvements	147,506	135,861
Vehicles and equipment	324,735	285,127
Furniture, fixtures and equipment	102,595	100,457
Construction in progress	110,411	75,639
Property and equipment, gross	1,183,914	999,116
Less: accumulated depreciation	(308,966)	(270,706)
Less: accumulated amortization - finance leases	(4,045)	(3,289)
Property and equipment, net	$870,903	$725,121

For the three months ended September 30, 2024 and 2023, depreciation expense was $19,682 and $15,633, respectively. For the nine months ended September 30, 2024 and 2023, depreciation expense was $55,754 and $45,567, respectively.

For the three months ended September 30, 2024 and 2023, amortization expense on finance leases was $254 and $251, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense on finance leases was $756 and $753, respectively.

4. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	September 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and trademarks	$107,000	$-	$107,000	$-
CPC unity system	42,900	42,900	42,900	40,040
Customer relationships	9,700	6,745	9,700	6,430
Covenants not to compete	13,230	10,046	13,230	8,693
Other intangible assets, net	$172,830	$59,691	$172,830	$55,163

For the three months ended September 30, 2024 and 2023, amortization expense associated with our finite-lived intangible assets was $1,246 and $1,715, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense associated with our finite-lived intangible assets was $4,528 and $5,098, respectively.

As of September 30, 2024, estimated future amortization expense was as follows:

Fiscal Year Ending:
2024 (remaining three months)	$475
2025	1,827
2026	1,585
2027	741
2028	501
Thereafter	1,010
Total estimated future amortization expense	$6,139

5. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	September 30, 2024	December 31, 2023
Balance at beginning of period	$1,134,734	$1,109,815
Current period acquisitions	-	24,919
Balance at end of period	$1,134,734	$1,134,734

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

6. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	September 30, 2024	December 31, 2023
Utilities	$6,245	$6,130
Accrued other tax expense	12,135	9,482
Insurance expense	4,197	4,355
Greenfield development accruals	-	13,343
Other	4,216	5,428
Total other accrued expenses	$26,793	$38,738

Greenfield development accruals represent an obligation to pay for invoices not yet received, primarily related to land and buildings and improvements, on properties which we have taken control of as of September 30, 2024 and December 31, 2023.

7. Income Taxes

The effective income tax rates on continuing operations for the nine months ended September 30, 2024 and 2023 were 31.8% and 21.3%, respectively. In general, the effective tax rates differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible expenses such as those related to certain executive compensation, and other discrete tax adjustments recorded during the period.

The year-to-date provision for income taxes for the nine months ended September 30, 2024 included taxes on earnings at an anticipated annual effective tax rate of 25.5% and a net, unfavorable tax impact of $5,652 related primarily to discrete tax expense originating from stock options exercised during the nine months ended September 30, 2024.

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

For the nine months ended September 30, 2024 and 2023, we recorded $406 and $0 related to unrecognized tax benefits or interest and penalties related to any uncertain tax positions.

8. Debt

Long-term debt consisted of the following as of the periods presented:

	As of
	September 30, 2024	December 31, 2023
First lien term loan	$922,688	$901,201
Revolving line of credit	22,000	-
Total debt	944,688	901,201
Less: unamortized discount and debt issuance costs	(4,392)	(3,777)
Less: current maturities of long-term debt	(9,250)	-
Total long-term portion of debt, net	$931,046	$897,424

As of September 30, 2024, annual maturities of debt were as follows:

Fiscal Year Ending:
2024 (remaining three months)	$2,313
2025	9,250
2026	9,250
2027	9,250
2028	9,250
Thereafter	905,375
Total maturities of debt	$944,688

As of September 30, 2024 and December 31, 2023, unamortized discount and debt issuance costs were $6,444 and $4,030, respectively, and accumulated amortization of debt issuance costs was $3,746 and $6,145, respectively.

For the three months ended September 30, 2024 and 2023, the amortization of debt issuance costs in interest expense, net in the consolidated statements of operations was approximately $248 and $428, respectively.

For the nine months ended September 30, 2024 and 2023, the amortization of debt issuance costs in interest expense, net in the consolidated statements of operations was approximately $961 and $1,270, respectively.

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

First Lien Term Loan

In March 2024, we entered into Amendment No. 5 to the Amended and Restated First Lien Credit Agreement with the lenders party thereto, and Bank of America, N.A. ("BofA") as the successor administrative agent and collateral agent. This amendment further modified the credit agreement by providing $925,000 in first lien term commitments, consisting of $901,201 to refinance outstanding term loans and $23,799 in additional incremental term commitments (collectively, the "2024 Term Loans"). The 2024 Term Loans have an interest rate of Term SOFR or Base Rate, at our option, plus an applicable margin (3.00% for SOFR Loans or 2.00% for Base Rate Loans), subject to step-downs based on the First Lien Net Leverage Ratio. For SOFR Loans, the margin starts at 3.00% and can decrease to 2.75% and 2.50% based on the First Lien Net Leverage Ratio. For Base Rate Loans, the margin begins at 2.00% and can decrease to 1.75% and 1.50%, depending on the First Lien Net Leverage Ratio. The SOFR rate has a floor of 0.00%. Starting September 30, 2024, the loans will be amortized in equal quarterly installments at an annual rate of 1.00% of the original principal amount. As a result of this amendment, the loans are scheduled to mature in March 2031. In connection with Amendment No. 5, we expensed $1,882 of previously unamortized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of operations.

Revolving Commitment

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

The maximum available borrowing capacity under the Revolving Commitments is reduced by outstanding letters of credit under the Revolving Commitments. As of September 30, 2024 and December 31, 2023, the available borrowing capacity under the Revolving Commitments was $277,785 and $149,193, respectively.

In addition, an unused commitment fee based on our First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitments. As of September 30, 2024 and December 31, 2023, the unused commitment fee was 0.25%.

Standby Letters of Credit

As of September 30, 2024, we have a letter of credit sublimit of $90,000 under the Revolving Commitments, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $300,000. Any letter of credit issued under the Amended and Restated Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitments, as amended under Amendment No. 2 to the Amended and Restated First Lien Credit Agreement. Letters of credit under the Revolving Commitments reduce the maximum available borrowing capacity under the Revolving Commitment. As of September 30, 2024 and December 31, 2023, the amounts associated with outstanding letters of credit were $215 and $807, respectively.

Credit Agreement

We were in compliance with all covenants related to our long-term debt as of September 30, 2024.

9. Fair Value Measurements

The following table presents financial liabilities which are measured at fair value on a recurring basis as of September 30, 2024:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan	$6,547	$6,547	$-	$-
Liabilities:
Deferred compensation plan	$4,537	$4,537	$-	$-
Contingent consideration	$4,750	$-	$-	$4,750

The following table presents financial liabilities which are measured at fair value on a recurring basis as of December 31, 2023:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan	$5,553	$5,553	$-	$-
Liabilities:
Deferred compensation plan	$3,961	$3,961	$-	$-
Contingent consideration	$4,750	$-	$-	$4,750

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

As of September 30, 2024 and December 31, 2023, the fair value of our First Lien Term Loan approximated its carrying value due to the debt’s variable interest rate terms.

As of September 30, 2024 and December 31, 2023, we held no assets in cash investments.

We recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition in December 2021. We measured its contingent consideration liability using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and our most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when we obtained the certificate of occupancy for the car wash and opened it to the public in 2023 and an annual payment based on certain financial metrics of the acquired business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. We determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at September 30, 2024. During the three and nine months ended September 30, 2023, a payment was made upon receipt of certificate of occupancy of $0 and $500, respectively. No payments were made during the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2024 and 2023, there were no transfers between fair value measurement levels.

10. Leases

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	September 30, 2024	December 31, 2023
Assets
Operating	Operating right of use assets, net	$857,861	$833,547
Finance	Property and equipment, net	12,616	13,315
Total lease assets		$870,477	$846,862

Liabilities
Current
Operating	Current maturities of operating lease liability	$47,195	$43,979
Finance	Current maturities of finance lease liability	811	746
Long-term
Operating	Operating lease liability	826,213	809,409
Finance	Financing lease liability	13,473	14,033
Total lease liabilities		$887,692	$868,167

Components of total lease cost, net, consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating lease expense (a)	$28,126	$26,361	$82,997	$75,680
Finance lease expense
Amortization of lease assets	254	251	756	753
Interest on lease liabilities	258	271	782	820
Short-term lease expense	52	12	155	38
Variable lease expense (b)	3,548	2,949	13,568	11,765
Total	$32,238	$29,844	$98,258	$89,056
a)
Operating lease expense includes an immaterial amount of sublease income and is included in other store operating expenses and general and administrative expenses in the accompanying consolidated statements of operations.
b)
Variable lease costs consist of property taxes, property insurance, and common area or other maintenance costs for our leases of land and buildings and is included in other store operating expenses in the accompanying consolidated statements of operations.

The following includes supplemental information for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating cash flows from operating leases	$27,091	$25,758	$80,451	$74,458
Operating cash flows from finance leases	$258	$271	$782	$820
Financing cash flows from finance leases	$190	$168	$552	$492

Operating lease right of use assets obtained in exchange for lease liabilities	$25,821	$27,365	$60,768	$86,420
Finance lease right of use assets obtained in exchange for lease liabilities	$57	$-	$57	$-

Weighted-average remaining operating lease term	13.63	13.97	13.63	13.97
Weighted-average remaining finance lease term	14.96	15.77	14.96	15.77

Weighted-average operating lease discount rate	8.09%	7.98%	8.09%	7.98%
Weighted-average finance lease discount rate	7.33%	7.33%	7.33%	7.33%

As of September 30, 2024, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2024 (remaining three months)	$27,723	$454
2025	112,224	1,802
2026	111,383	1,809
2027	107,638	1,835
2028	101,494	1,856
Thereafter	1,025,386	18,424
Total future minimum obligations	1,485,848	26,180
Less: present value discount	(612,440)	(11,896)
Present value of net future minimum lease obligations	873,408	14,284
Less: current portion	(47,195)	(811)
Long-term obligations	$826,213	$13,473

Forward-Starting Leases

As of September 30, 2024, we entered into 13 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2024 through 2026 with initial lease terms of 15 to 20 years.

As of December 31, 2023, we entered into 14 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2024 through 2026 with initial lease terms of 15 to 20 years.

Sale-Leaseback Transactions

During the three months ended September 30, 2024 and 2023, we completed four and two sale-leaseback transactions related to car wash locations, respectively, with aggregate consideration of $18,636 and $10,455, respectively, resulting in a net gain of $2,514 and a net loss of $373, respectively, which are included in (gain) loss on sale of assets in the accompanying consolidated statements of operations. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated in the three months ended September 30, 2024 and 2023, the cumulative initial annual rent for the properties was approximately $1,239 and $640, respectively, subject to annual escalations. These leases are accounted for as operating leases.

During the nine months ended September 30, 2024 and 2023, we completed eight and 14 sale-leaseback transactions related to car wash locations, respectively, with aggregate consideration of $37,381 and $99,710, respectively, resulting in a net gain of $1,553 and $4,893, respectively, which are included in (gain) loss on sale of assets in the accompanying consolidated statements of operations. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated in the nine months ended September 30, 2024 and 2023, the cumulative initial annual rent for the properties was approximately $2,426 and $6,227, respectively, subject to annual escalations. These leases are accounted for as operating leases.

11. Stockholders’ Equity

As of September 30, 2024, there were 1,000,000,000 shares of common stock authorized, 328,412,061 shares of common stock issued, and 322,239,140 shares of common stock outstanding.

As of December 31, 2023, there were 1,000,000,000 shares of common stock authorized, 318,366,628 shares of common stock issued, and 315,192,401 shares of common stock outstanding.

As of September 30, 2024 and December 31, 2023, there were 5,000,000 shares of preferred stock authorized and none were issued or outstanding.

During the nine months ended September 30, 2024, we withheld a total of 2,998,694 shares in order to satisfy payroll tax withholdings to settle cashless stock option exercises.

We use the cost method to account for treasury stock. As of September 30, 2024 and December 31, 2023, we had 6,172,921 and 3,174,227 shares, respectively, of treasury stock. As of September 30, 2024 and December 31, 2023, the cost of treasury stock included in additional paid-in capital in the accompanying consolidated balance sheets was $28,895 and $6,091, respectively.

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

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2021 Plan during the periods presented:

	Nine Months Ended September 30,
	2024	2023
Expected volatility	45.98%	43.74% - 44.68%
Risk-free interest rate	4.52%	3.68% - 4.21%
Expected term (in years)	6.0	6.0 - 6.26
Expected dividend yield	None	None

Stock Options

A summary of our stock option activity during the period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	11,744,894	7,705,114	19,450,008	$3.21
Granted	1,621,444	-	1,621,444	$7.03
Exercised	(3,488,524)	(5,071,258)	(8,559,782)	$0.68
Forfeited	(173,284)	-	(173,284)	$9.23
Outstanding as of September 30, 2024	9,704,530	2,633,856	12,338,386	$5.39
Options vested or expected to vest as of September 30, 2024	9,014,595	2,633,856	11,648,451	$9.68
Options exercisable as of September 30, 2024	5,767,352	2,633,856	8,401,208	$3.90

The number and weighted-average grant date fair value of stock options during the period presented are as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2023	3,629,454	-	$4.39	-
Non-vested as of September 30, 2024	3,937,178	-	$3.87	-
Granted during the period	1,621,444	-	$3.05	-
Vested during the period	1,187,832	-	$4.40	-
Forfeited/canceled during the period	125,888	-	$4.07	-

We granted 1,621,444 Time Vesting Options with a grant date fair value of $4,945 during the nine months ended September 30, 2024. There were no Performance Vesting Options granted during the nine months ended September 30, 2024.

The fair value of shares attributable to stock options that vested during the nine months ended September 30, 2024 was $8,771.

As of September 30, 2024, the weighted-average remaining contractual life of outstanding stock options was approximately 5.52 years.

Restricted Stock Units

A summary of our RSU activity during the period presented is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	3,718,505	$9.98
Granted	2,996,219	$7.03
Vested	(1,253,515)	$10.62
Forfeited	(427,367)	$8.75
Unvested as of September 30, 2024	5,033,842	$8.16

We granted 2,996,219 RSUs with a grant date fair value of $21,054 during the nine months ended September 30, 2024.

The fair value of shares attributable to RSUs that vested during the nine months ended September 30, 2024 was $8,908.

As of September 30, 2024, the weighted-average remaining contractual life of outstanding RSUs was approximately 9.09 years.

Stock-Based Compensation Expense

We estimated a forfeiture rate of 10.03% for awards with service-based vesting conditions based on historical experience and future expectations of the vesting of these share-based payments. We used this rate as an assumption in calculating stock-based compensation expense for Time Vesting Options, RSUs, and stock purchase rights granted under the 2021 ESPP.

Total stock-based compensation expense, by caption, recorded in the consolidated statements of operations for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of labor and chemicals	$2,719	$2,330	$7,657	$6,474
General and administrative	3,972	3,959	11,186	11,169
Total stock-based compensation expense	$6,691	$6,289	$18,843	$17,643

Total stock-based compensation expense, by award type, recorded in the consolidated statements of operations for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Time Vesting Options	$1,607	$1,749	$4,566	$5,119
RSUs	4,897	4,344	13,652	11,784
2021 ESPP	187	196	625	740
Total stock-based compensation expense	$6,691	$6,289	$18,843	$17,643

As of September 30, 2024, total unrecognized compensation expense related to unvested Time Vesting Options was $7,070, which is expected to be recognized over a weighted-average period of 2.11 years.

As of September 30, 2024, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of September 30, 2024, total unrecognized compensation expense related to unvested RSUs was $21,576, which is expected to be recognized over a weighted-average period of 2.26 years.

As of September 30, 2024, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $107, which is expected to be recognized over a weighted-average period of 0.13 years.

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

The consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. We expensed $0 and $195 of acquisition-related costs for the three months ended September 30, 2024 and 2023, respectively. We expensed $0 and $228 of acquisition-related costs for the nine months ended September 30, 2024 and 2023, respectively. Acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.

2024 Acquisitions

We did not consummate any acquisitions during the nine months ended September 30, 2024.

2023 Acquisitions

For the year ended December 31, 2023, we acquired the assets and liabilities of six conveyorized car washes in two acquisitions for total consideration of approximately $51,217, which was paid in cash. These acquisitions resulted in the preliminary recognition of $24,919 of goodwill, $22,555 of property and equipment, $3,580 of right of use assets, $640 of intangible assets, $101 of other net liabilities, and $376 of a bargain purchase gain. The bargain purchase gain is not material and is recorded within (gain) loss on sale of assets, net on the consolidated statements of operations. We do not believe these acquisitions are material to our overall consolidated financial statements.

The acquisitions were located in the following markets:

Location (Seller)	Number of Washes	Month Acquired
Arizona (Dynamite Car Wash)	1	April
California (Cruizers Car Wash)	5	July

14. Commitments and Contingencies

Litigation

From time to time, we are party to pending or threatened lawsuits arising out of or incident to the ordinary course of business. We carry professional and general liability insurance coverage and other insurance coverages in amounts that we believe are appropriate for our business. In the opinion of management and upon consultation with legal counsel, none of the pending or threatened lawsuits will have a material effect upon the consolidated financial position, operations, or cash flows of the Company.

Class Action Litigation

On February 14, 2023, a plaintiff filed a purported class action lawsuit in the Stanislaus County Superior Court, California, on behalf of all non-exempt employees employed by Defendants Prime Shine LLC, a wholly-owned subsidiary of the Company, in California any time between February 14, 2019, and the present, against Prime Shine, LLC and Does 1 – 20 inclusive. Plaintiff alleges eight claims for violations of the California Labor Code and one claim for violation of the California Business & Professions Code. On June 13, 2023, Plaintiff filed a First Amended Complaint to add a claim for penalties pursuant to the Private Attorneys General Act. Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential, and incidental losses, penalties, and attorneys’ fees and costs. The parties agreed to an informal exchange of information in lieu of formal discovery prior to mediation with an experienced wage-and-hour mediator. In October 2023, following mediation, both parties agreed to settle the lawsuit. A financial amount was accrued that was not material to our consolidated financial statements. A formal written settlement agreement has been executed by the parties and the Court granted preliminary approval of settlement. No putative class members objected or opted out of the settlement during the class action settlement notice period. The Court entered final approval of the class action settlement on July 19, 2024. In August 2024, the Company made the settlement payment in accordance with the Court's final approval, fulfilling our financial obligation under the terms of the settlement agreement. By mid-2025, the court clerk is expected to administratively close the case.

Insurance

We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of September 30, 2024 and December 31, 2023, we accrued $4,179 and $4,311, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying consolidated balance sheets. As of September 30, 2024 and December 31, 2023, we recorded $3,634 and $3,686, respectively, in receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by us utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, we have had minor claims asserted against it by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by us, and we have incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by us, may not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required. We are not aware of any significant remediation matters as of September 30, 2024. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, we are unable to reasonably estimate the ultimate cost of claims asserted against us related to environmental matters; however, we do not believe such costs will be material to our consolidated financial statements.

In addition to potential claims asserted against us, there are certain regulatory obligations associated with these facilities. We also have a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and we have recognized a provisional amount. As of September 30, 2024 and December 31, 2023, our accrual for environmental remediation was $15, which is included in other accrued expenses in the accompanying consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our 2023 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other parts of this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” and in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand, primarily offering express exterior cleaning services, with interior cleaning services at select locations, across 501 car washes in 21 states as of September 30, 2024. Founded in 1996, we employ an efficient, repeatable, and scalable process, which we call the “Mister Experience,” to deliver a clean, dry, and shiny car every time. The core pillars of the “Mister Experience” are greeting every customer with a wave and smile, providing the highest quality car wash, and delivering the experience quickly and conveniently. We offer a monthly subscription program, which we call the Unlimited Wash Club® (“UWC”), as a flexible, quick, and convenient option for customers to keep their cars clean. Our scale and over 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure, and technology that improve speed of service, quality, and sustainability and realize strong financial performance.

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

Greenfield Location Development

More recently, a component of our growth strategy has been to grow through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and we anticipate further pursuit of this strategy in the future. In the three and nine months ended September 30, 2024, we successfully opened 10 and 25 greenfield locations, respectively, and we expect to drive our future location growth through greenfield development. We believe such a strategy will provide a more controllable pipeline of unit growth for future locations in existing and adjacent markets.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Acquisitions

We continue to employ a disciplined approach to acquisitions, carefully selecting locations that meet our criteria for a potential Mister Car Wash site. In the nine months ended September 30, 2024, we did not consummate any acquisitions.

Following an acquisition, we implement a variety of operational improvements designed to unify branding and enhance profitability. As soon as feasible, we fully integrate and transition acquired locations to the “Mister” brand and make investments to improve site flow, upgrade tunnel equipment and technology, and install our proprietary Unity Chemical system, which is a unique blend of our signature products utilizing the newest technology and services to make a better car wash experience for our customers. We also establish member-only lanes, optimize service offerings and implement training initiatives that we have successfully utilized to improve team member engagement and drive UWC growth post-acquisition. The costs associated with these onboarding initiatives, which vary by site, can impact the comparability of our results.

The comparability of our results may also be impacted by the inclusion of financial performance of our acquisitions that have not delivered a full fiscal year of financial results under Mister Car Wash’s ownership.

See Note 13 Business Combinations to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion.

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Financial and Operating Data
Location count (end of period)	501	462	501	462
Comparable store sales growth	2.9%	1.7%	2.1%	0.1%
UWC Members (in thousands, end of period)	2,110	2,071	2,110	2,071
UWC sales as a percentage of total wash sales	74%	71%	73%	70%
Net income	$22,342	$19,485	$61,070	$67,753
Net income margin	9.0%	8.3%	8.2%	9.7%
Adjusted EBITDA	$78,804	$71,598	$242,668	$216,434
Adjusted EBITDA margin	31.6%	30.6%	32.6%	31.1%

Location Count (end of period)

Our location count refers to the total number of car wash locations at the end of a period, inclusive of new greenfield locations, acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions, and closings, have, and will continue to have, an impact on our performance. In the three and nine months ended September 30, 2024, we increased our location count by the 10 and 25 greenfield locations, respectively, as noted above.

Our Express Exterior Locations, which offer express exterior cleaning services, comprise 436 of our current locations and our Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services, comprise 65 of our current locations.

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

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 2.1 million UWC Members as of September 30, 2024. UWC Members grew by approximately 2% from September 30, 2023 through September 30, 2024 and approximately 2% from December 31, 2023 through September 30, 2024.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our UWC subscription offering. UWC sales were 74% and 71% of our total wash sales for the three months ended September 30, 2024 and 2023, respectively. UWC sales were 73% and 70% of our total wash sales for the nine months ended September 30, 2024 and 2023, respectively.

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

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;

•	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;

•	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Reconciliation of net income to adjusted EBITDA:
Net income	$22,342	$19,485	$61,070	$67,753
Interest expense, net	20,653	19,100	60,931	55,143
Income tax provision	6,590	4,470	28,436	18,373
Depreciation and amortization expense	21,182	17,599	61,038	51,418
(Gain) loss on sale of assets, net (a)	(1,916)	1,321	(552)	(3,470)
Stock-based compensation expense (b)	6,774	6,522	20,367	17,876
Acquisition expenses (c)	863	912	1,976	2,651
Non-cash rent expense (d)	1,560	1,409	4,542	3,623
Loss on extinguishment of debt	-	-	1,882	-
Employee retention credit (e)	-	-	(5,189)	-
Other (f)	756	780	8,167	3,067
Adjusted EBITDA	$78,804	$71,598	$242,668	$216,434
Net revenues	$249,329	$234,076	$743,555	$696,930
Adjusted EBITDA margin	31.6%	30.6%	32.6%	31.1%
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
(e)
See Note 2 Summary of Significant Accounting Policies to our consolidated financial statements for additional information on the employee retention credit.
(f)
Consists of other items as determined by management not to be reflective of our ongoing operating performance, such as costs associated with severance pay, non-deferred legal fees and other expenses related to credit agreement amendments, legal settlements and legal fees related to contract terminations, and nonrecurring strategic project costs.

The Adjusted EBITDA results in the three and nine months ended September 30, 2024 when compared to the prior year period are primarily attributable to growth in UWC Members, price optimization, wash package mix, and the year-over-year addition of 39 locations.

Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024		2023
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$249,329	100%	$234,076	100%

Store operating costs:
Cost of labor and chemicals	73,617	30%	72,760	31%
Other store operating expenses	102,607	41%	90,514	39%
General and administrative	25,436	10%	26,426	11%
(Gain) loss on sale of assets, net	(1,916)	(1)%	1,321	1%
Total costs and expenses	199,744	80%	191,021	82%
Operating income	49,585	20%	43,055	18%
Other (income) expense:
Interest expense, net	20,653	8%	19,100	8%
Total other expense, net	20,653	8%	19,100	8%
Income before taxes	28,932	12%	23,955	10%
Income tax provision	6,590	3%	4,470	2%
Net income	$22,342	9%	$19,485	8%

Net Revenues

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Net revenues	$249,329	$234,076	$15,253	7%

The increase in net revenues was primarily attributable to growth in UWC Members, price optimization, wash package mix, and the year-over-year addition of 39 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Cost of labor and chemicals	$73,617	$72,760	$857	1%
Percentage of net revenues	30%	31%

The increase in cost of labor and chemicals was primarily attributable to an increase in volume and the year-over-year addition of 39 locations, as well as some inflationary pressures on store labor, partially offset by labor optimization and scale efficiencies between periods.

Other Store Operating Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Other store operating expenses	$102,607	$90,514	$12,093	13%
Percentage of net revenues	41%	39%

The increase in other store operating expenses was primarily attributable to the year-over-year addition of 39 locations and some inflationary pressures on utilities and maintenance expenses. Rent expense increased approximately $1.9 million due to the addition of 25 net new land and building leases.

General and Administrative

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
General and administrative	$25,436	$26,426	$(990)	(4)%
Percentage of net revenues	10%	11%

The decrease in general and administrative expenses was primarily driven by a decrease of approximately $0.5 million in amortization expense and a decrease of approximately $0.7 million in corporate travel expense, partially offset by an increase of approximately $0.2 million in employee compensation expenses.

(Gain) Loss on Sale of Assets

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
(Gain) loss on sale of assets	$(1,916)	$1,321	$(3,237)	(245)%
Percentage of net revenues	(1)%	1%

The change in (gain) loss on sale of assets was primarily driven by a net gain associated with sale-leaseback activity in the current year.

Total Other Expense, net

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Total other expense, net	$20,653	$19,100	$1,553	8%
Percentage of net revenues	8%	8%

The increase in other expense, net was primarily driven by increased interest expense influenced by an increase in long term debt as compared to the prior year period.

Income Tax Provision

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Income tax provision	$6,590	$4,470	$2,120	47%
Percentage of net revenues	3%	2%

The increase in income tax provision was primarily driven by from the increase in pre-tax income, net of tax benefits from discrete items in the current quarter.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024		2023
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$743,555	100%	$696,930	100%

Store operating costs:
Cost of labor and chemicals	217,966	29%	210,376	30%
Other store operating expenses	298,953	40%	270,317	39%
General and administrative	80,058	11%	78,438	11%
Gain on sale of assets, net	(552)	(0)%	(3,470)	(0)%
Total costs and expenses	596,425	80%	555,661	80%
Operating income	147,130	20%	141,269	20%
Other (income) expense:
Interest expense, net	60,931	8%	55,143	8%
Loss on extinguishment of debt	1,882	0%	-	0%
Other income	(5,189)	(1)%	-	0%
Total other expense, net	57,624	8%	55,143	8%
Income before taxes	89,506	12%	86,126	12%
Income tax provision	28,436	4%	18,373	3%
Net income	$61,070	8%	$67,753	10%

Net Revenues

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Net revenues	$743,555	$696,930	$46,625	7%

The increase in net revenues was primarily attributable to growth in UWC Members, price optimization, wash package mix, and the year-over-year addition of 39 locations.

Store Operating Costs

Cost of Labor and Chemicals

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Cost of labor and chemicals	$217,966	$210,376	$7,590	4%
Percentage of net revenues	29%	30%

The increase in cost of labor and chemicals was primarily attributable to an increase in volume and the year-over-year addition of 39 locations, as well as some inflationary pressures on store labor, partially offset by labor optimization and scale efficiencies between periods.

Other Store Operating Expenses

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Other store operating expenses	$298,953	$270,317	$28,636	11%
Percentage of net revenues	40%	39%

The increase in other store operating expenses was primarily attributable to the year-over-year addition of 39 locations and some inflationary pressures on utilities and maintenance expenses. Rent expense increased approximately $7.7 million primarily due to the addition of 25 net new land and building leases.

General and Administrative

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
General and administrative	$80,058	$78,438	$1,620	2%
Percentage of net revenues	11%	11%

The increase in general and administrative expenses was primarily driven by approximately $4.2 million in third party costs related to our debt refinancing in March 2024 and an increase in stock-based compensation expense and associated taxes of approximately $0.9 million, partially offset by a decrease in marketing expense of approximately $1.5 million and a decrease in travel and other expenses of approximately $2 million.

Gain on Sale of Assets

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Gain sale of assets	$(552)	$(3,470)	$2,918	(84)%
Percentage of net revenues	(0)%	(0)%

The change in gain on sale of assets was primarily driven by more significant net gains associated with sale-leaseback activity in the prior year.

Total Other Expense, net

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Total other expense, net	$57,624	$55,143	$2,481	4%
Percentage of net revenues	8%	8%

The increase in other expense, net was driven by increased interest expense of approximately $5.8 million due to increased long term debt coupled with higher average interest rates and loss on extinguishment of debt of approximately $1.9 million due to our debt refinancing in March 2024, partially offset by a gain of approximately $5.2 million due to the recognition of an employee retention credit.

Income Tax Provision

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Income tax provision	$28,436	$18,373	$10,063	55%
Percentage of net revenues	4%	3%

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

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $16.5 million and $19.0 million, respectively, and $277.8 million and $149.2 million, respectively, of available borrowing capacity under our Revolving Commitment.

For a description of our credit facilities and our recent debt refinancing, please see Note 8 Debt in the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of September 30, 2024, we were in compliance with the covenants under the Amended and Restated First Lien Credit Agreement.

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

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2024, net cash provided by operating activities was $198.8 million and was comprised of net income of $61.1 million, increased by $144.5 million as a result of non-cash adjustments including depreciation and amortization expense, stock-based compensation expense, non-cash lease expense, deferred income taxes, a gain on disposal of property and equipment, a loss on extinguishment of debt, and amortization of debt issuance costs. Changes in working capital balances decreased cash provided by operating activities by $6.8 million and were primarily driven by operating lease payments and increases in other receivables, prepaid expenses and other current assets, partially offset by decreases to accounts receivable, net, inventory and other noncurrent assets and liabilities and increases in accounts payable, accrued expenses, and deferred revenue.

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

Net Cash Used in Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $223.5 million and was primarily comprised of investments in property and equipment to support our greenfield development and other initiatives, offset by the sale of property and equipment.

For the nine months ended September 30, 2023, net cash used in investing activities was $173.7 million and was primarily comprised of investment in property and equipment to support our greenfield development and other initiatives and two acquisitions, offset by the sale of property and equipment.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $22.1 million and was primarily comprised of proceeds from our refinancing of the First Lien Term Loan and Revolving Commitment, partially offset by payments for payroll tax withholdings to settle cashless stock option exercises, payments on debt borrowings and Revolving Commitment, and payments of deferred financing costs due to our debt refinancing.

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

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in our 2023 Form 10-K. There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2024.

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2023 Form 10-K.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on that evaluation, our management, including the President and Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2024 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subjected from time-to-time to various claims, lawsuits and other legal proceedings. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management’s estimates prove incorrect, we could incur a charge to earnings which could have a material and adverse effect on our business, results of operations, and financial condition.

Class Action Litigation

On February 14, 2023, a plaintiff filed a purported class action lawsuit in the Stanislaus County Superior Court, California, on behalf of all non-exempt employees employed by Defendants Prime Shine LLC, a wholly-owned subsidiary of the Company, in California any time between February 14, 2019, and the present, against Prime Shine, LLC and Does 1 – 20 inclusive. Plaintiff alleges eight claims for violations of the California Labor Code and one claim for violation of the California Business & Professions Code. On June 13, 2023, Plaintiff filed a First Amended Complaint to add a claim for penalties pursuant to the Private Attorneys General Act. Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential, and incidental losses, penalties, and attorneys’ fees and costs. The parties agreed to an informal exchange of information in lieu of formal discovery prior to mediation with an experienced wage-and-hour mediator. In October 2023, following mediation, both parties agreed to settle the lawsuit. A financial amount was accrued that was not material to our consolidated financial statements. A formal written settlement agreement has been executed by the parties and the Court granted preliminary approval of settlement. No putative class members objected or opted out of the settlement during the class action settlement notice period. The Court entered final approval of the class action settlement on July 19, 2024. In August 2024, the Company made the settlement payment in accordance with the Court's final approval, fulfilling our financial obligation under the terms of the settlement agreement. By mid-2025, the court clerk is expected to administratively close the case.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in Part I. Item 1A. "Risk Factors" of our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plan Arrangements

During the three months ended September 30, 2024, none of the directors or officers of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

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

Mister Car Wash, Inc.

Date: November 01, 2024	By:	/s/ John Lai
John Lai
Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: November 01, 2024	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial Officer)