Form 10-K
period 2024-12-31
Mister Car Wash, Inc.
filed 2025-02-21
CIK 1853513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ___to___

Commission File Number 001-40542

Mister Car Wash, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-1393909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 E. 5th Street, Tucson, Arizona	85705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 615-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	MCW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2024, was $675,479,256.

The number of shares of registrant’s common stock outstanding as of February 13, 2025 was 324,053,935.

Documents Incorporated by Reference:

Portions of our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2024 are incorporated by reference into Part III of this report.

MISTER CAR WASH, INC.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report on Form 10-K, including without limitation, statements regarding our intent, belief and expectations about our future results of operations and financial position, business strategy and approach are forward-looking. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. However, the absence of these words or similar terminology does not mean that a statement is not forward-looking.

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

PART I

Item 1. Business

Who We Are

Founded in 1996, Mister Car Wash, Inc. is the largest national car wash brand, with 514 locations in 21 states, as of December 31, 2024. Primarily offering express exterior cleaning services, we provide the highest quality car wash, ensuring our customers a quick and convenient experience, which we call the “Mister Experience.” Through our advanced technology and dedication to exceptional customer experiences, we deliver a clean, dry and shiny car every time. In addition, with over 2.1 million members, we offer North America's largest monthly car wash subscription program, Unlimited Wash Club® (“UWC”), as a flexible, quick and convenient option for customers to keep their cars clean

Our purpose is simple: Inspire People to Shine®. This starts with our own people. The Mister brand is deeply rooted in delivering quality service, fostering friendliness, and demonstrating a genuine commitment to the communities it serves, while prioritizing responsible environmental practices and resource management. We have a proven, people-first approach that is scalable and has enabled us to develop a passionate, world class team of professionals. We believe our purpose-driven culture is critical to our success.

We believe Mister Car Wash offers an affordable, feel-good experience, enjoyed by all who value a clean, dry and shiny car. As we grow, we are dedicated to putting our team members first to deliver a consistent, convenient and superior car wash experience at scale.

Products and Services

Our car wash locations consist of two formats: (a) Express Exterior Locations (450) and (b) Interior Cleaning Locations (64) as of December 31, 2024. All locations offer express exterior wash packages and have exterior-only lanes.

Express Exterior Locations

Express Exterior Locations offer self-drive exterior cleaning services and include free vacuums available for customer use. Customers can purchase a wash or sign-up for a UWC membership, either through sales kiosks or with the assistance of Mister team members, and remain in their vehicle through the tunnel and wash process. Customers have the option to use free self-serve vacuums at any time before or after their exterior wash.

Interior Cleaning Locations

Interior Cleaning Locations offer exterior and interior cleaning services, including vacuuming by our team members. Customers can purchase a wash or sign-up for a UWC membership, either through sales kiosks or with the assistance of Mister team members, and either remain in their vehicle through the tunnel and wash process or wait in the lobby. Customers who purchase interior cleaning services have their vehicles vacuumed and cleaned by Mister team members.

Our Customers

We serve a diverse mix of customers, including individual retail customers and UWC Members, which are comprised of both retail and corporate customers. Given the broad appeal of our services, we have a wide variety of customers spanning a broad set of demographics and income levels. The portfolio of cars serviced across our locations is diverse and represents a balance across new and old cars and across all vehicle price points. Our customer service, convenient locations and easy-to-manage membership programs have helped position our locations as the “go-to” destinations for our customers’ car wash needs.

Markets

As the largest national car wash brand, we have developed extensive resources and capabilities over our 25-year history. Our scale, consistency of operations at every location and culture of continuous improvement have enabled us to deliver an efficient and high-quality customer experience with every wash.

We believe our key differentiators include our unified national brand, robust training and development programs which cultivate a talent pipeline, dedicated regional support infrastructure, sophisticated technology and proprietary product formulation, and strategic market density “network effect”.

Key Growth Drivers

Grow Our UWC Members to Drive Predictable Earnings Growth and Higher Annual Customer Spend

We believe there is an opportunity to continue to grow UWC penetration in core, acquired and greenfield locations. In 2024, we increased overall UWC penetration from 71% to 74% of total wash sales. We estimate that the average UWC Member spends more than four times the retail car wash consumer, providing us an opportunity to increase our sales as penetration increases. At both greenfield and acquired locations, we have developed processes that have produced continued growth of UWC memberships.

Build Upon Our Success in Opening Greenfield Locations

During 2024, we successfully opened 39 greenfield locations and expect to primarily drive our future location growth through greenfield openings. We have developed a rigorous process for opening new greenfield locations, from site selection to post-opening local marketing initiatives, which has driven our greenfield performance consistently over time. We plan to continue investing in this part of our growth strategy and have a development pipeline for future locations in existing and adjacent markets nationwide.

Pursue Opportunistic Acquisitions in Highly Fragmented Industry

We will continue to employ a disciplined approach to acquisitions, carefully selecting locations that meet our criteria for a potential Mister Car Wash site. We have a proven track record of driving location growth through acquisitions, as well as a stringent process for integrating and upgrading acquired locations that has led to the successful integration of over 100 acquisitions during our history.

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

Competitive Conditions

The car wash industry is highly fragmented, and we compete with a variety of operators including national, regional and local independent car wash operators, as well as gasoline and convenience retailers that also offer car washes. We believe our scale enables us to compete effectively due to our convenience, quality, price, and service.

Resources

Our Proprietary Products and Advanced Technology

Our research and development (“R&D”) team is responsible for car wash processes, equipment and technology improvements. The team tests new products, formulations, processes and ideas in select markets before rolling out upgrades and changes across the broader platform. Through continuous R&D, Mister Car Wash has formulated a streamlined wash process that factors in conveyor length, line speed, water quality, mechanical equipment, ambient temperature and soil conditions.

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

In 2018, we entered into an agreement with a supplier of a comprehensive suite of hardware, software, and management systems for our car wash locations which better tracks our membership and customer loyalty programs, streamlines our operations and enhances our ability to track costs.

Intellectual Property and Trademarks

We own intellectual property, including patents, patent applications, technology, trade secrets, know-how and trademarks in the United States and internationally. As of December 31, 2024, we had approximately 48 trademark registrations and applications, including registrations for “Mister Car Wash,” “Hotshine,” “Mister Hotshine” and “Unlimited Wash Club,” and held two U.S. patents and one pending U.S. patent application. Our issued patents are expected to expire between 2025 and 2040. We have also registered the Internet domain name: “mistercarwash.com”.

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

Human Capital

We are centered around our purpose of Inspiring People to Shine, and that starts with our team members. To recruit and retain the most qualified team members in the industry, we focus on competitive wages and benefit packages, as well as offering robust training and development opportunities. We invest in the training and development of our team members through our specialized programs and our MisterLearn training platform that allows us to develop and promote entry-level team members to leadership roles. We believe engaged employees are more productive, are more likely to have a positive impact on other employees and are more likely to deliver memorable experiences to our customers. Through these efforts, we expect to build strength in our bench of future leaders while increasing retention and diversity, as well as ensuring our wash locations run as efficiently as possible.

As of December 31, 2024, we employed approximately 6,640 team members, which is a 1% increase from the prior year. This increase was primarily due to adding 38 net new locations throughout the year.

Government Regulation and Environmental Matters

We are subject to various federal, state, and local laws and regulations, including those governing consumer protection, environmental protection, data privacy, labor and employment, tax, and other laws and regulations.

We are not aware of any federal, state, local, or other laws or regulations that are likely to materially alter or impact our revenues, cash flow, or competitive positions or result in any material capital expenditures. However, we cannot predict the effect on our operations of any pending or future legislation or regulations or the future interpretation of any existing laws, including newly enacted laws, that may impact us.

For further discussion, see Part I, Item 1A. “Risk Factors – Risks Related to Government Regulation – Our locations are subject to certain environmental laws and regulations.”

Available Information

Our website address is www.mistercarwash.com. We post, and stockholders may access without charge, our recent filings and any amendments to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statement as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (“SEC”).

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

Because our UWC subscription program accounted for 74% of our total wash sales in 2024, and we estimate that the average UWC Member spends more than four times than the average retail car wash consumer, our continued business and revenue growth is largely dependent on our ability to continue to attract and retain UWC Members.

UWC Members can cancel their membership at any time and may decide to cancel or forego memberships due to any number of reasons, including increased prices for UWC membership or for our services, quality issues with our services, harm to our reputation or brand, seasonal usage, or individuals’ personal economic pressures, as well as potential increasing governmental regulation of automatically renewing subscription programs, and such cancellations may contribute to a net decline, plateau, or continued slower growth plateau in UWC Members, resulting in a potential material adverse effect on revenue and our growth strategies.

If we fail to acquire, open and operate new locations in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected.

Our growth strategy depends on growing our location base, primarily through greenfield expansion and acquisitions, in existing and new geographic regions and operating our new locations successfully. Our ability to execute our growth strategy on favorable terms and successfully operate new locations may be exposed to significant risks, including, but not limited to, the following:

•
we may be unable to acquire a desired location or property because of competition from other investors with significant capital;
•
even if we are able to acquire a desired location or property, competition from other potential acquirers may significantly increase the purchase price or result in other less favorable terms;
•
we may be unable to complete an acquisition because we cannot secure financing on favorable terms or at all;
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

The realization of any of the above risks could significantly and adversely affect our ability to execute our growth strategy, meet our financial expectations, our financial condition, results of operations, and cash flows, the market price of our common stock, and our ability to satisfy our debt service obligations. We cannot assure you that our growth strategy will be successful, or that such expansion will be completed in the time frames or at the costs we estimate.

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

We may not be able to maintain and enhance our reputation and brand recognition, which are key contributors to successful implementation of our growth strategies.

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

In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, could make it substantially more difficult for us to attract new customers. The marked increase in the use of social media platforms that provide individuals with access to a broad audience of consumers and other interested persons results in the opportunity for dissemination of information, including inaccurate information. Information posted may be adverse to our interests or inaccurate, each of which may harm our reputation and brand recognition, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction.

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

Global economic conditions, including inflation and supply chain disruptions, and other increased operating costs could adversely affect our operations.

General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate fluctuations, tariffs and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our services and exacerbate some of the other risks that affect our business, financial condition and results of operations. Domestic markets experienced significant inflationary pressures in fiscal year 2024. The U.S. Federal Reserve's approach to interest rates or other government actions taken to reduce inflation could also result in recessionary pressures. Additionally, these risks which are beyond our control, could adversely affect operating costs and administrative expenses such as wages, benefits, supplies and inventory costs, legal claims, insurance costs and borrowing costs. Any such increase could reduce our sales and profit margins if we do not choose, or are unable, to pass the increased costs to our customers.

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

Our customers pay for our services using a variety of different payment methods, including credit and debit cards, gift cards, and prepaid cards. We rely on internal systems and those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules, regulations, and industry standards, including data storage requirements, additional authentication requirements for certain payment methods, and require payment of interchange and other fees. For credit card and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would increase our operating expenses, and potentially require an offsetting increase in membership prices, which could cause us to lose UWC Members, either of which could harm our operating results.

If we or any of our processing vendors have problems with our billing software or the billing software malfunctions, it could have an adverse effect on our member satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our UWC Members’ credit cards or debit cards on a timely basis or at all, we could lose membership revenue, which could materially and adversely affect our operating results.

If we fail to adequately control fraudulent credit card and debit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card and debit card related costs, each of which could adversely affect our business, financial condition and results of operations. We are subject to a number of federal regulations relating to the use of debit and credit cards, such as the Electronic Funds Act and the Truth in Lending Act of 1968, which provide guidelines and parameters for payment processing on debit cards and credit cards, respectively, and certain state regulations relating to automatic renewal, including, among others, the California Business and Professional Code Section 17601-17606, as amended, which provides requirements we must follow for the automatic renewal of subscription fees such as those charged to our UWC Members. We may also face legal liability or reputational harm for any failure, or any allegation that we have failed, to comply with such consumer protection laws relating to consumer debit or credit transactions. We also are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council and to the American National Standards Institute (“ANSI”) data encryption standards and payment network security operating guidelines, as well as the Fair and Accurate Credit Transactions Act (“FACTA”). Failure to comply with these guidelines or standards may result in the imposition of financial penalties or the allocation by debit and credit card companies of the costs of fraudulent charges to us.

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

We lease the land and buildings for a significant number of our store locations. The terms of the leases and subleases vary in length, with primary terms (i.e., before consideration of option periods) expiring on various dates. In addition, we may not be able to terminate a particular lease if or when we would like to do so, which could prevent us from closing or relocating certain underperforming locations. Our obligations to pay rent are generally non-cancelable, even if the location operated at the leased or subleased location is closed. Thus, if we decide to close locations, we generally are required to continue paying rent and operating expenses for the balance of the lease term. The performance of any of these obligations may be expensive. We may not assign or sublet the leased locations without consent of the landlord. When we assign or sublease vacated locations, we may remain liable on the lease obligations if the assignee or sub-lessee does not perform. Accordingly, we are subject to the risks associated with leasing locations which can have a material adverse effect on us.

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

As of December 31, 2024, we had $920.4 million of indebtedness outstanding pursuant to an amended and restated first lien credit agreement entered into on May 14, 2019, as amended, (“First Lien Term Loan”). To service this debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other capital needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, or acquisitions, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This places us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations, make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new services, enhance our existing services and operating infrastructure and potentially acquire complementary businesses and assets. For the year ended December 31, 2024, our net cash provided by operating activities was $248.6 million. As of December 31, 2024, we had $67.5 million of cash and cash equivalents, which were held for working capital purposes.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•
finance unanticipated working capital requirements;
•
open new greenfield locations;
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

In addition, the federal Clean Water Act (“CWA”) and analogous state laws may require us to obtain and maintain individual permits or coverage under general permits for discharges of wastewater or storm water runoff. While we expect to obtain necessary approvals for our operations, as with all governmental permitting processes, there is a degree of uncertainty as to whether a particular permit will be granted, the time it will take for such permit to be issued, and the conditions that may be imposed in connection with the granting of such permit. We are unaware of pending changes to environmental laws and regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our stockholders; nonetheless, there exists the possibility that new laws or regulations may be imposed in the future that could result in more stringent and costly compliance requirements that potentially could materially and adversely affect our business. We are not presently aware of any material liability related to the costs of investigations and cleaning up sites of spills, disposals or other releases of hazardous materials at our current or former locations or business operations.

The historical transportation, distribution and storage of motor fuels (diesel fuel and gasoline) and other chemicals are subject to environmental protection and operational safety laws and regulations.

As of December 31, 2024, we do not dispense gasoline or diesel fuels at any locations. However, our historical operations, at limited locations obtained through acquisitions, involved using underground storage tanks (USTs) for fuel and chemicals. Some of these tanks remain on leased properties, with future obligations for removal and potential environmental remediation. Instances of contamination have been identified in the past, leading to remediation costs. This historical legacy presents ongoing environmental risks and potential liabilities under our lease agreements and environmental laws. We continue to evaluate and address these risks, recognizing their potential impact on our financial condition and operations.

Evolving global climate change regulations and effects of greenhouse gas emissions may adversely affect our operations and financial performance.

There is continuing concern from members of the scientific community and the general public that emissions of greenhouse gases (“GHG”) and other human activities have or will cause significant changes in weather patterns and increase the frequency or severity of extreme weather events, including droughts, wildfires and flooding. These types of extreme weather events have and may continue to adversely impact us, our suppliers, our customers and their ability to purchase our products and our ability to timely receive appropriate raw materials to manufacture and transport our products on a timely basis.

Any adverse environmental impact on our locations due to climate change could materially and adversely affect our business and the results of our operations. New federal or state legislation or regulations on greenhouse gas

(“GHG”) emissions that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect our business.

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

We must comply with increasingly and complex privacy and security laws and regulations in the United States, including the California Consumer Privacy Act (the “CCPA”), as amended, and state data privacy laws that have been enacted to date. Although there are limited exemptions for health-related information, including Protected Health Information and clinical trial data, the CCPA and other state privacy laws may increase our compliance costs and potential liability. Similar laws have been proposed or enacted in other states and at the federal level, and when passed, such laws may have potentially conflicting requirements that would make compliance challenging. Our operations are subject to the Telephone Consumer Protection Act and similar state laws.

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

Risks Related to Ownership of Our Common Stock

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.

Leonard Green & Partners, L.P. (“LGP”) has more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the Nasdaq Stock Market (“NASDAQ”). Although we currently comply with the NASDAQ rules applicable to companies that do not qualify as a “controlled company,” as a “controlled company,” in the future we may elect not to comply with certain corporate governance standards, including the requirements:

•
that a majority of our board of directors consist of independent directors;
•
that our board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
that the nominating function of our board of directors be exercised by independent directors or by an independent committee.

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

Moreover, holders of approximately 70% of our outstanding common stock as of the date of this Annual Report on Form 10-K have rights, pursuant to the Stockholders Agreement, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. A registration statement covering such shares has been filed and has been declared effective. Any sales of securities by these stockholders could have a material and adverse effect on the trading price of our common stock.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law (“DGCL”), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As a component of our overall risk management system and processes, we have a risk-based cybersecurity program, dedicated to protecting our data as well as data belonging to consumers (including UWC Members), employees and suppliers. We devote significant resources and utilize a defensive in-depth strategy, with multiple layers of security controls to protect the security of our computer systems, software, networks, and other technology assets. Our security efforts are designed to preserve the confidentiality, integrity, and continued availability of all information we own, or is in our care, and protect against, among other things, cybersecurity attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems, or cause other damage. These processes include technical, administrative and physical controls and processes, as well as contractual mechanisms to mitigate risk. We also have policies and procedures to oversee and identify the cybersecurity risks associated with our use of third-party service providers, including the regular review of System & Organization Controls (“SOC”) reports, relevant cyber attestations, and other independent cyber ratings.

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

These processes are overseen by our Chief Technology Officer, who has over 30 years of experience consulting and leading technology teams at several global multi-unit brands, including Blockbuster, FedEx, and Yum! Brands.

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

Board Oversight and Governance

Our Board recognizes the important role of information security and mitigating cybersecurity and other data security threats. While the full Board has overall responsibility for risk oversight, it is supported in this function primarily by its committees. The Audit Committee is responsible for reviewing and discussing our policies with respect to risk assessment and risk management, including risks related to cybersecurity and other technology issues. The Board periodically evaluates our cybersecurity strategy to help ensure its effectiveness. Management provides periodic reports to the Audit Committee regarding cybersecurity and other information technology risks, as well as our plans to mitigate cybersecurity risks and to respond to any breaches, and to the Nominating and Corporate Governance Committee regarding governance matters related to cybersecurity and other information technology risks.

Item 2. Properties

We lease 25,350 and own 27,973 square feet of office space at our corporate headquarters in Tucson, Arizona. As of December 31, 2024, we leased 459 locations and owned 55 locations. The chart below provides a breakdown of our operating car wash locations as of December 31, 2024:

State	Locations
Alabama	13
Arizona	20
California	59
Colorado	11
Florida	83
Georgia	22
Idaho	8
Illinois	3
Iowa	19
Maryland	2
Michigan	31
Minnesota	32
Mississippi	8
Missouri	9
New Mexico	24
Pennsylvania	6
Tennessee	16
Texas	91
Utah	23
Washington	17
Wisconsin	17
Total	514

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

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Our executive officers as of February 21, 2025, are as follows:

Name	Age	Officer Since	Position
John Lai	61	2013	Chairman, President and Chief Executive Officer
Jedidiah Gold	45	2019	Chief Financial Officer
Mary Porter	54	2023	Chief People Officer
Joseph Matheny	49	2023	Chief Innovation Officer
Carlos Chavez	54	2025	Chief Technology Officer

John Lai: Mr. Lai has served as our President and Chief Executive Officer and as a member of our board of directors since June 2013, and previously served as our Vice President of Market Development. Mr. Lai joined Mister Car Wash in 2002. Mr. Lai has served as a Director at the Southern Arizona Leadership Council since December 2019. Mr. Lai received a B.S. from the University of Arizona.

Jedidiah Gold: Mr. Gold has served as our Treasurer and Chief Financial Officer since July 2019. Mr. Gold previously served as Senior Director Finance, Assistant Treasurer at Yum! Brands, Inc. from May 2016 to July 2019, and as Chief Financial Officer MENAPak at KFC Corporation from October 2014 to May 2016. Mr. Gold received an M.B.A. in Finance and Accounting from Indiana University and a B.S. in Accounting from the University of Utah.

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

Joseph Matheny: Effective October 13, 2023, Joseph Matheny was appointed Chief Innovation Officer of the Company. Mr. Matheny had served as our Senior Vice President, Operations since March 2020. Mr. Matheny previously served as our Vice President, Operations from December 2016 to March 2020, and served in General Manager, Regional Manager, and Division Manager roles since 1998.

Carlos Chavez: Effective January 20, 2025, Carlos Chavez was named our first Chief Technology Officer. Mr. Chavez previously served as the Executive Vice President and Chief Digital Officer for Les Schwab Tire Centers from August 2017 to January 2025, leading the digital transformation and creating business intelligence capabilities. Mr. Chavez has over 30 years of experience consulting and leading technology teams at several global multi-unit brands, including Blockbuster, FedEx, and Yum! Brands. Mr. Chavez holds a B.B.A in Management Information Systems and a M.B.A from the University of Texas at Austin.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Effective January 1, 2025, our common stock was listed and began trading on Nasdaq's Global Select Market under the ticker symbol “MCW”. From June 25, 2021 through December 31, 2024, our common stock was listed on the New York Stock Exchange under the symbol “MCW”. Prior to June 2021, there was no public trading market for our common stock.

Holders of Record

As of February 13, 2025, there were 1,282 holders of record of our common stock. This number excludes stockholders whose stock is held in street name by banks, brokers and other nominees.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2024, we did not repurchase any equity securities.

Stock Performance Graph

The following graph compares the cumulative stockholder return since June 25, 2021, the date our common stock began trading on a national stock exchange with S&P 1500 Consumer Services Index, S&P 500 Total Return Index, and Russell 2000 Index. The graph assumes that the value of the investment in our stock and in each index was $100 at June 25, 2021, and that all dividends were reinvested.

	6/25/21	12/31/21	12/31/22	12/31/23	12/31/24
Mister Car Wash, Inc.	$100.00	$90.00	$45.00	$43.00	$36.00
S&P 1500 Consumer Services	$100.00	$105.00	$90.00	$115.00	$134.00
S&P 500 Total Return	$100.00	$112.00	$92.00	$116.00	$145.00
Russell 2000	$100.00	$97.00	$76.96	$89.99	$100.37

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

The following includes a discussion and analysis of our financial condition and results of operations for 2024 and 2023 and year-to-year comparisons between 2024 and 2023. For discussion and analysis of our financial condition and results of operations for 2022 and year-to-year comparisons between 2023 and 2022, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Factors Affecting Our Business and Trends

We believe that our business and growth depend on a number of factors that present significant opportunities for us and may pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

Greenfield Location Development

More recently, we have grown through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and anticipate continued pursuit of this strategy in the future. During 2024, we successfully opened a total of 39 greenfield locations, with the expectation of driving the majority of our future location growth through greenfield development. We believe such a strategy will drive a more controllable pipeline of unit growth for future locations in existing and adjacent markets.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Financial and Operating Data:
Location count (end of period)	514	476
Comparable store sales growth	3.0%	0.3%
UWC Members (in thousands, end of period)	2,124	2,077
UWC sales as a percentage of total wash sales	74%	71%
Net income	$70,239	$80,130
Net income margin	7.1%	8.6%
Adjusted EBITDA	$320,946	$285,924
Adjusted EBITDA margin	32.3%	30.8%

Location Count (end of period)

Our location count refers to the total number of car wash locations operating at the end of a period, inclusive of new greenfield locations, acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions and closings, have, and will continue to have, an impact on our performance. In fiscal year 2024, we increased our location count by 38 net new locations, including 39 greenfield locations and one location that was relocated, offset by two locations that were closed. In fiscal year 2023, we increased our location count by 40 net locations, including 35 greenfield locations and six business acquisition locations, offset by one location that was closed.

Our Express Exterior Locations, which offer express exterior cleaning services, comprise 450 of our current locations and our Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services, comprise 64 of our current locations.

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

Increasing the number of new locations is a component of our growth strategy and as we continue to execute on our growth strategy, we expect that a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy. During 2024, comparable store sales increased 3.0% compared to an increase of 0.3% in 2023.

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 2.1 million UWC Members as of December 31, 2024 an increase of approximately 2%, from December 31, 2023.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represent the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our subscription offering. UWC sales were 74% and 71% of our total wash sales for the years ended December 31, 2024, and 2023, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP measure of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Adjusted EBITDA is defined as net income before interest expense, net, income tax provision, depreciation and amortization expense, (gain) loss on sale of assets, stock-based compensation expense, acquisition expenses, non-cash rent expense, debt refinancing costs, and other nonrecurring charges. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues for a given period.

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

Our Adjusted EBITDA was approximately $320.9 million and $285.9 million for the years ended December 31, 2024 and 2023, respectively. Our Adjusted EBITDA margin was 32% and 31% for the years ended December 31, 2024 and 2023, respectively. The increase experienced in the year ended December 31, 2024 compared to the prior year is primarily attributable to an increase in car wash sales due to growth in UWC Members and the year-over-year addition of 38 net locations, offset by an increase in operating costs and expenses.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Reconciliation of net income to adjusted EBITDA:
Net income	$70,239	$80,130
Interest expense, net	79,488	75,104
Income tax provision	32,428	22,911
Depreciation and amortization expense	81,366	69,991
Loss on sale of assets, net (a)	12,435	125
Stock-based compensation expense (b)	27,259	24,310
Acquisition expenses (c)	3,357	3,471
Non-cash rent expense (d)	6,405	5,043
Debt refinancing costs (e)	6,711	—
Employee retention credit	(5,189)	—
Other (f)	6,447	4,839
Adjusted EBITDA	$320,946	$285,924
Net revenues	$994,727	$927,070
Net income margin	7.1%	8.6%
Adjusted EBITDA margin	32.3%	30.8%
(a)
Consists of (gains) and losses on the disposition of assets associated with sale leaseback transactions, the sale of property and equipment, and store closures or the impairments associated with store closures and relocations.
(b)
Represents non-cash expense associated with our share-based payments as well as related taxes.
(c)
Represents expenses incurred in strategic acquisitions and greenfield development. Expenses include professional fees for accounting and auditing services, appraisals, legal fees and financial services, dead deal costs, one-time costs associated with supplies for rebranding the acquired stores, and distinct travel expenses for related, distinct integration efforts by team members who are not part of our dedicated integration team.
(d)
Represents the difference between cash paid for rent expense and U.S. GAAP rent expense.
(e)
Represents non-deferred legal fees and other expenses related to credit agreement amendments, and loss on extinguishment of debt associated with amendments to the debt facilities.
(f)
Consists of other items as determined by management not to be reflective of our ongoing operating performance, such as costs associated with severance pay, legal settlements and legal fees related to contract terminations, and nonrecurring strategic project costs.

Results of Operations

The results of operations data for the years ended December 31, 2024 and 2023 have been derived from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2024		2023
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$994,727	100%	$927,070	100%

Costs and expenses:
Cost of labor and chemicals	290,705	29%	279,375	30%
Other store operating expenses	404,675	41%	363,717	39%
General and administrative	107,980	11%	105,708	11%
Loss on sale of assets, net	12,435	1%	125	0%
Total costs and expenses	815,795	82%	748,925	81%
Operating income	178,932	18%	178,145	19%

Other (income) expense:
Interest expense, net	79,488	8%	75,104	8%
Loss on extinguishment of debt	1,976	0%	—	0%
Other income	(5,199)	(1)%	—	0%
Total other expense, net	76,265	8%	75,104	8%
Income before taxes	102,667	10%	103,041	11%
Income tax provision	32,428	3%	22,911	2%
Net income	$70,239	7%	$80,130	9%

Net Revenues

	Year Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Net revenues	$994,727	$927,070	$67,657	7%

The increase in net revenues was primarily attributable to growth in UWC Members, the year-over-year addition of 38 net locations, as well as price optimization and wash package mix with the introduction of our new premium Titanium wash package, which expanded our wash packages offered to UWC Members and Retail customers.

Cost of Labor and Chemicals

	Year Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Cost of labor and chemicals	$290,705	$279,375	$11,330	4%
Percentage of net revenues	29%	30%

The increase in the cost of labor and chemicals was primarily attributable to an increase in volume and the year-over-year addition of 38 net locations, as well as some inflationary pressures on store labor, partially offset by labor optimization and lower chemical costs due to new formulations and cost savings from strategic partnerships between periods. Locations opened during 2024 accounted for $8.0 million of the increase.

Other Store Operating Expenses

	Year Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Other store operating expenses	$404,675	$363,717	$40,958	11%
Percentage of net revenues	41%	39%

The increase in other store operating expenses was primarily attributable to the year-over-year addition of 38 net locations, as well as additional rent expense related to our sale-leaseback activity in the current year. Locations opened during 2024 accounted for $15.3 million of the increase.

General and Administrative

	Year Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
General and administrative	$107,980	$105,708	$2,272	2%
Percentage of net revenues	11%	11%

The increase in general and administrative expenses was primarily attributable to the debt refinancing costs in the current year, partially offset by decreases in travel and other expenses.

Loss on Sale of Assets, net

	Year Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Loss on sale of assets, net	$12,435	$125	$12,310	9,848%
Percentage of net revenues	1%	0%

The change in loss on sale of assets, net in 2024 was primarily attributable to more significant net losses associated with our sale-leaseback activity in the current year and impairments associated with store closures and relocations.

Total Other Expense, net

	Year Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Total other expense, net	$76,265	$75,104	$1,161	2%
Percentage of net revenues	8%	8%

The increase in total other expense, net was primarily attributable to increased interest expense and loss on extinguishment of debt related to our debt refinancing activity in the current year, partially offset by a gain related to the recognition of an employee retention credit.

Income Tax Provision

	Year Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Income tax provision	$32,428	$22,911	$9,517	42%
Percentage of net revenues	3%	2%

The increase in income tax provision was primarily attributable to the net, unfavorable income tax impact from equity awards activity in the current year.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, which includes lease payments, pursue greenfield location development, acquisitions of new locations and to service our indebtedness. Historically, these cash requirements have been met through funds raised by the sale of our common stock, utilization of our Revolving Commitment, First Lien Term Loan, sale-leaseback transactions, and cash provided by operations.

As of December 31, 2024 and 2023, we had cash and cash equivalents of $67.5 million and $19.0 million, respectively, and $299.8 million and $149.2 million, respectively, of available borrowing capacity under our Revolving Commitment.

For a description of our Credit Facilities, please see Note 9 Debt in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2024, we were in compliance with the covenants under our Credit Facilities and we expect to comply with our covenants in the next 12 months from the issuance date of the financial statements included in this Annual Report on Form 10-K.

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

Cash Flows for the Years Ended December 31, 2024 and 2023

The following table shows summary cash flow information for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Net cash provided by operating activities	$248,620	$204,653
Net cash used in investing activities	(199,852)	(259,365)
Net cash provided by (used in) financing activities	(275)	8,609
Net change in cash and cash equivalents, and restricted cash during period	$48,493	$(46,103)

Operating Activities. Net cash used in operating activities consists of net income adjusted for certain non-cash items, including stock-based compensation expense, depreciation of property and equipment, amortization of leased assets and deferred income taxes, as well as (gain) losses on disposal of property and equipment and the effect of changes in other working capital amounts.

For the year ended December 31, 2024, net cash provided by operating activities was $248.6 million and was comprised of net income of $70.2 million, increased by $202.5 million primarily as a result of non-cash adjustments including depreciation and amortization expense, non-cash lease expense, deferred income taxes, loss on sale of assets, net, and loss on extinguishment of debt. Changes in working capital decreased cash provided by operating activities by $24.2 million, primarily due to payments towards operating lease liabilities, partially offset by the timing of payments and receipts of receivables and payables.

For the year ended December 31, 2023, net cash provided by operating activities was $204.7 million and was comprised of net income of $80.1 million, increased by $159.0 million related to non-cash adjustments, which includes $24.0 million for stock-based compensation expense. Other non-cash adjustments included depreciation and amortization, non-cash lease expense and deferred income tax. Changes in working capital decreased cash provided by operating activities by $34.5 million, primarily due to $40.4 million of payments towards operating lease liabilities, partially offset by an increase of $6.1 million in accrued expenses.

Investing Activities. Our net cash used in investing activities primarily consists of purchases and sale of property and equipment and acquisition of car washes.

For the year ended December 31, 2024, net cash used in investing activities was $199.9 million and was primarily comprised of purchases in property and equipment to support our greenfield development, partially offset by sale-leaseback transactions and the sale of property and equipment.

For the year ended December 31, 2023, net cash used in investing activities was $259.4 million and was primarily comprised of purchases in property and equipment to support our greenfield and other initiatives, and the acquisition of car washes, partially offset by sale-leaseback transactions and the sale of property and equipment.

Financing Activities. Our net cash provided by (used in) financing activities primarily consists of activity related to our debt, proceeds from issuance of common stock under employee plans and payments on finance lease obligations.

For the year ended December 31, 2024, net cash used in financing activities was $0.3 million and was primarily comprised of activities related to our debt and debt refinancings, as well as payments for payroll tax withholdings to settle cashless stock option exercises and proceeds related to the issuance of common stock under employee plans.

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

Long-lived assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Approximately $1.5 million of impairment losses associated with our long-lived assets were recognized during the year ended December 31, 2024. No impairment losses associated with our long-lived assets were recognized during the year ended December 31, 2023. See Note 4 Property and Equipment, net in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Goodwill

Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level annually on October 31 or more frequently if events or changes in circumstances indicate that the asset may be impaired. We first assess qualitative factors to determine whether events or circumstances existed that would lead us to conclude it is more likely than not that the fair value of the reporting unit is below its carrying amount. If we determine that it is more likely than not that the fair value of the reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported as impairment of goodwill in our consolidated statements of operations. No impairment losses associated with our goodwill were recognized during the years ended December 31, 2024, and December 31, 2023.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We classify all deferred income tax assets and liabilities as noncurrent on our balance sheets. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the provision for (benefit from) income taxes on the consolidated statements of operations in the period that includes the enactment date.

We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax planning strategies and projected future taxable income. We believe it is more likely than not that our federal deferred tax assets will be realized in the future based primarily on the timing and reversal of existing taxable temporary differences in that jurisdiction. However, we determined that an amount of our state deferred tax assets is not more likely than not to be realized in the future based primarily on projected future taxable income available in various jurisdictions. Refer to Note 8 Income Taxes in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation.

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

We recognize interest and penalties related to uncertain tax positions within income tax provision on our consolidated statements of operations.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation cost at grant date, based upon the estimated fair value of the award, and recognize cost as expense using the accelerate attribution method over the employee requisite service period. We estimate the fair value of stock options using Black-Scholes option model. We estimate the fair value of stock purchase rights using a Black-Scholes option-pricing model. Restricted stock units are classified as equity and measured at the fair market value of the underlying stock at the grant date. Upon termination unvested time and performance-based options, stock-purchase rights, and restricted stock units are forfeited. We have made a policy election to estimate the number of stock-based compensation awards that are expected to vest to determine the amount of compensation expense recognized in earnings. Forfeiture estimates are revised if subsequent information indicates that the actual number of forfeitures is likely to differ from previous estimates.

We record deferred tax assets for awards that result in deductions in our income tax returns, based upon the amount of compensation cost recognized and our statutory tax rate. The tax effect of differences between the compensation cost of an award recognized for financial reporting purposes and the deduction for an award for tax purposes is recognized as an income tax expense or benefit in the consolidated statements of operations in the period in which the tax deduction arises.

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

Interest Rate Risk

Our First Lien Term Loan bears interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2024, we had $920.4 million of variable-rate debt outstanding under our First Lien Term Loan. Based on the balance outstanding under our First Lien Term Loan as of December 31, 2024, an increase or decrease of 100 basis points in the effective interest rate on the First Lien Term Loan would cause an increase or decrease in interest expense of approximately $9 million over the next 12 months.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Mister Car Wash, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mister Car Wash, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 21, 2025

We have served as the Company's auditor since 2018.

Mister Car Wash, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2024	2023	2022
Net revenues	$994,727	$927,070	$876,506

Costs and expenses:
Cost of labor and chemicals	290,705	279,375	268,467
Other store operating expenses	404,675	363,717	322,414
General and administrative	107,980	105,708	98,855
(Gain) loss on sale of assets, net	12,435	125	(949)
Total costs and expenses	815,795	748,925	688,787
Operating income	178,932	178,145	187,719

Other (income) expense:
Interest expense, net	79,488	75,104	41,895
Loss on extinguishment of debt	1,976	—	—
Other income	(5,199)	—	—
Total other expense, net	76,265	75,104	41,895
Income before taxes	102,667	103,041	145,824
Income tax provision	32,428	22,911	32,924
Net income	$70,239	$80,130	$112,900

Earnings per share:
Basic	$0.22	$0.26	$0.37
Diluted	$0.21	$0.24	$0.34
Weighted-average common shares outstanding:
Basic	320,031,984	311,035,122	303,372,095
Diluted	329,513,232	328,239,604	327,560,407

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$70,239	$80,130	$112,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	81,366	69,991	61,580
Stock-based compensation expense	25,563	24,001	22,305
(Gain) loss on sale of assets, net	12,435	125	(949)
Loss on extinguishment of debt	1,976	—	—
Amortization of deferred debt issuance costs	1,256	1,698	1,698
Non-cash lease expense	49,855	45,084	41,099
Non-cash interest income	—	—	(302)
Deferred income tax	30,084	18,137	29,382
Changes in assets and liabilities:
Accounts receivable, net	5,513	(2,363)	(2,668)
Other receivables	373	960	7,640
Inventory, net	3,224	357	(2,661)
Prepaid expenses and other current assets	365	810	(4,324)
Accounts payable	3,373	(113)	5,633
Accrued expenses	9,157	6,065	2,387
Deferred revenue	1,274	3,195	1,129
Operating lease liability	(42,753)	(40,434)	(42,637)
Other noncurrent assets and liabilities	(4,680)	(2,990)	(3,011)
Net cash provided by operating activities	$248,620	$204,653	$229,201

Cash flows from investing activities:
Purchases of property and equipment	(330,079)	(328,124)	(191,615)
Acquisition of car wash operations, net of cash	—	(51,218)	(86,703)
Proceeds from sale of property and equipment	130,227	119,977	88,187
Net cash used in investing activities	$(199,852)	$(259,365)	$(190,131)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	6,510	9,777	8,971
Payments of tax withholding on option exercises	(19,290)	—	—
Proceeds from debt borrowings	925,000	—	—
Proceeds from revolving line of credit	217,000	—	—
Payments on debt borrowings	(905,820)	—	(2,100)
Payments on revolving line of credit	(217,000)	—	—
Payments of deferred debt issuance costs	(5,505)	—	—
Principal payments on finance lease obligations	(748)	(668)	(577)
Other financing activities	(422)	(500)	—
Net cash provided by (used in) financing activities	$(275)	$8,609	$6,294

Net change in cash and cash equivalents and restricted cash during period	48,493	(46,103)	45,364
Cash and cash equivalents and restricted cash at beginning of period	19,119	65,222	19,858
Cash and cash equivalents and restricted cash at end of period	$67,612	$19,119	$65,222

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	67,463	19,047	65,152
Restricted cash, included in prepaid expenses and other current assets	149	72	70
Total cash, cash equivalents, and restricted cash	$67,612	$19,119	$65,222

Supplemental disclosure of cash flow information:
Cash paid for interest	$78,122	$75,737	$40,605
Cash paid for income taxes	$2,529	$4,221	$2,221

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$10,914	$17,907	$9,816
Property and equipment accrued in other accrued expenses	$9,653	$13,303	$18,772
Stock option exercise proceeds in other receivables	$294	$-	$25

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Balance Sheets

	As of
(Amounts in thousands, except share and per share data)	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$67,463	$19,047
Accounts receivable, net	791	6,304
Other receivables	13,518	14,714
Inventory, net	5,728	8,952
Prepaid expenses and other current assets	11,590	11,877
Total current assets	99,090	60,894
Property and equipment, net	814,600	725,121
Operating lease right of use assets, net	924,896	833,547
Other intangible assets, net	112,507	117,667
Goodwill	1,134,734	1,134,734
Other assets	15,969	9,573
Total assets	$3,101,796	$2,881,536

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,020	$33,641
Accrued payroll and related expenses	27,116	19,771
Other accrued expenses	39,162	38,738
Current maturities of long-term debt	6,920	—
Current maturities of operating lease liability	48,986	43,979
Current maturities of finance lease liability	804	746
Deferred revenue	33,960	32,686
Total current liabilities	186,968	169,561
Long-term debt, net	909,094	897,424
Operating lease liability	890,613	809,409
Financing lease liability	13,262	14,033
Deferred tax liabilities, net	101,741	71,657
Other long-term liabilities	1,766	4,417
Total liabilities	2,103,444	1,966,501
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 323,693,863 and 315,192,401 shares outstanding as of December 31, 2024 and 2023, respectively	3,242	3,157
Additional paid-in capital	830,264	817,271
Retained earnings	164,846	94,607
Total stockholders’ equity	998,352	915,035
Total liabilities and stockholders’ equity	$3,101,796	$2,881,536

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
(Amounts in thousands, except share and per share data)	Shares	Amount
Balance as of December 31, 2021	300,120,451	$3,007	$752,343	$225	$(98,423)	$657,152
Stock-based compensation expense	—	—	22,305	—	—	22,305
Issuance of common stock under employee plans	463,038	4	4,219	—	—	4,223
Vesting of restricted stock units	517,422	6	(6)	—	—	—
Exercise of stock options	5,525,619	55	4,718	—	—	4,773
Change in interest rate swap	—	—	—	(225)	—	(225)
Net income	—	—	—	—	112,900	112,900
Balance as of December 31, 2022	306,626,530	$3,072	$783,579	$—	$14,477	$801,128
Stock-based compensation expense	—	—	24,001	—	—	24,001
Issuance of common stock under employee plans	434,952	4	2,993	—	—	2,997
Vesting of restricted stock units	694,100	7	(7)	—	—	—
Exercise of stock options	7,436,819	74	6,705	—	—	6,779
Net income	—	—	—	—	80,130	80,130
Balance as of December 31, 2023	315,192,401	$3,157	$817,271	$—	$94,607	$915,035
Stock-based compensation expense	—	—	25,563	—	—	25,563
Issuance of common stock under employee plans	437,539	4	2,707	—	—	2,711
Vesting of restricted stock units	1,390,754	13	(13)	—	—	—
Tax withholding on option exercises	(2,998,694)	(29)	(19,306)	—	—	(19,335)
Exercise of stock options	9,671,863	97	4,042	—	—	4,139
Net income	—	—	—	—	70,239	70,239
Balance as of December 31, 2024	323,693,863	$3,242	$830,264	$—	$164,846	$998,352

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

1. Nature of Business

Mister Car Wash, Inc., a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is based in Tucson, Arizona and is a provider of conveyorized car wash services. As of December 31, 2024, we operated 514 car washes in 21 states. As of December 31, 2023, we operated 476 car washes in 21 states.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Within the consolidated financial statements certain immaterial amounts have been reclassified to conform with current presentation. We reclassified Restricted cash of $72 from an individual line item on the consolidated balance sheets at December 31, 2023, to Prepaid expenses and other current assets to conform with the current period presentation.

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

On occasion, we are required to maintain restricted cash deposits with certain banks due to contractual or other legal obligations. At December 31, 2024 and 2023, we had $149 and $72, respectively, in restricted cash set aside for the funding of various maintenance expenses. Restricted cash is recorded in Prepaid expenses and other current assets in the consolidated balance sheets.

Accounts Receivable, Net

Accounts receivable, net includes amounts due for consumer credit card sales and other trade accounts receivable. Management determines the allowance for doubtful accounts and writes off trade receivables when deemed uncollectible on a specific customer identification basis. Recoveries of trade receivables previously written off are recorded when received. Accounts receivable are presented net of an allowance for doubtful accounts of $123 and $68 at December 31, 2024 and 2023, respectively. The activity in the allowance for doubtful accounts was immaterial for the years ended December 31, 2024, 2023 and 2022.

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

	As of
	December 31, 2024	December 31, 2023
Payroll tax withholding and exercise proceeds receivable	$834	$—
Construction receivable	4,584	6,480
Income tax receivable	1,864	3,051
Insurance receivable	4,250	3,686
Other	1,986	1,497
Total other receivables	$13,518	$14,714

Inventory, Net

Inventory, net consists primarily of chemical washing solutions and is stated at the lower of cost or net realizable value using the average cost method. The activity in the reserve for obsolescence accounts was immaterial for the years ended December 31, 2024, 2023 and 2022.

Inventory for the periods presented is as follows:

	As of
	December 31, 2024	December 31, 2023
Chemical washing solutions	$5,831	$9,135
Other	14	-
Total inventory, gross	5,845	9,135
Reserve for obsolescence	(117)	(183)
Total inventory, net	$5,728	$8,952

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

For items that are disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as (gain) loss on sale of assets, net in the accompanying consolidated statements of operations.

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

Intangible assets determined to have indefinite useful lives, including trade names and trademarks, are tested for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. A variety of methodologies are used in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. We have the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. We must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If we conclude that this is the case, we must perform the testing described above. Otherwise, we do not need to perform any further assessment. We completed our indefinite-life intangible asset impairment analysis as of October 31, 2024 and 2023 and concluded that it was not more likely than not that the carrying value of the asset may not be recoverable.

Goodwill is evaluated for impairment at the reporting unit-level on an annual basis (or more frequently if events or circumstances indicate that the related carrying amount may be impaired). We evaluate qualitative factors to determine if performing the quantitative impairment test is required. If it is determined that it is more likely than not, as defined in the guidance, that the carrying value is less than the fair value, the potential for goodwill impairment is evaluated and the amount of impairment loss, if any, is measured and recognized. If we determine that it is not more likely than not that the carrying value is less than the fair value, no further evaluation is performed. We completed our goodwill impairment test as of October 31, 2024 and 2023 and concluded that it is not more likely than not that the carrying value is less than the fair value, and therefore, no further evaluation was performed.

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

Maintenance, insurance and property tax expenses are generally accounted for on an accrual basis as variable lease costs. We recognize variable lease cost for operating leases in the period when changes in facts and circumstances on which the variable lease payments are based occur. All operating lease rent expense is included in other store operating expenses or general and administrative expense on the consolidated statements of operations.

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

We recognize revenue in two main streams. First, we offer an Unlimited Wash Club (“UWC”) program to our customers. The UWC program entitles the customer to unlimited washes for a monthly fee, cancelable at any time. We enter into a contract with the customer that falls under the definition of a customer contract under ASC 606. Customers are automatically charged on a credit or debit card on the same day of the month that they originally signed up. Our performance obligation is to provide unlimited car wash services for a monthly fee. The UWC revenue is recognized ratably daily over the month in which it is earned and amounts unearned are recorded as deferred revenue on the consolidated balance sheets. All amounts recorded as deferred revenue at year end are recognized as revenue in the following year. Second, revenue from car wash services are recognized at the point in time services are rendered and the customer pays with cash or credit. Revenues are net of sales tax, refunds and discounts applied as a reduction of revenue at the time of payment.

The following table summarizes the composition of our net revenues for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Recognized over time	$734,235	$659,612	$593,067
Recognized at a point in time	260,034	267,067	282,424
Other revenue	458	391	1,015
Net revenues	$994,727	$927,070	$876,506

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

Sales and Marketing

Sales and marketing expenses are expensed as incurred and include costs for advertising, onsite collateral, promotional events and sponsorships, and customer retention. Advertising costs totaled approximately $4,253, $7,048 and $4,634 for the years ended December 31, 2024, 2023, and 2022, respectively, and are recorded in other store operating expenses in the consolidated statements of operations.

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

We have adopted a more likely than not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. We recognize interest and penalties related to uncertain tax positions in income tax provision in the consolidated statements of operations.

Sales Taxes

We collect sales taxes from customers for taxable services provided and products sold and remit those collected sales and use taxes to the applicable state authorities on a monthly basis. We have adopted a policy of presenting such taxes on revenues on a net basis (excluded from revenues) in the consolidated statements of operations.

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

Deferred tax assets are recorded for awards that result in deductions in our income tax returns, based upon the amount of compensation cost recognized and our statutory tax rate. The tax effect of differences between the compensation cost of an award recognized for financial reporting purposes and the deduction for an award for tax purposes is recognized as an income tax expense or benefit in the consolidated statements of operations in the period in which the tax deduction arises.

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

We use observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. A contingent consideration liability related to one of our 2021 acquisitions was measured at fair value (Level 3) on a recurring basis as of December 31, 2024 and 2023. See Note 10 Fair Value Measurements in the consolidated financial statements for additional information regarding the contingent consideration liability.

Earnings Per Share

Reconciliations of the numerators and denominators of the basic and diluted earnings per share calculations for the periods presented are as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$70,239	$80,130	$112,900

Denominator:
Weighted-average common shares outstanding - basic	320,031,984	311,035,122	303,372,095
Effect of potentially dilutive securities:
Stock options	7,694,810	16,778,290	23,617,488
Restricted stock units	1,764,137	396,177	555,495
Employee stock purchase plan	22,301	30,015	15,329
Weighted-average common shares outstanding - diluted	329,513,232	328,239,604	327,560,407

Earnings per share - basic	$0.22	$0.26	$0.37
Earnings per share - diluted	$0.21	$0.24	$0.34

The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2024	2023	2022
Stock options	4,480,312	3,457,404	2,204,216
Restricted stock units	350,326	184,619	62,140
Employee stock purchase plan	49,859	53,408	49,645

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

In March 2024, we determined that we qualify for $4,663 (net of tax advisory costs) in relief for the period from March 13, 2020 to December 31, 2020. Upon receipt of the credit, we will owe tax advisory costs associated with the assessment of the tax credit. This amount was expensed within General and administrative expenses on our consolidated statements of operations during the year ended December 31, 2024. As there is no authoritative guidance under U.S. GAAP for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standards 20, or IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance of receipt of the identified ERC amount and recorded the credit in Other income on our consolidated statements of operations during the year ended December 31, 2024. A corresponding accrual of the tax credit receivable was recorded in Other assets on our consolidated balance sheets as of December 31, 2024.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures regarding significant segment expenses and other segment items for public entities on both an annual and interim basis. Specifically, the update required that entities provide, during interim periods, all disclosures related to a reportable segment's profit or loss and assets that were previously required only on an annual basis. Additionally, this guidance necessitates the disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). The new guidance does not modify how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. The Company adopted this ASU during the year ended December 31, 2024. See Note 19 Segment Information in the consolidated financial statements for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We expect this ASU to only impact our disclosures with no material impacts to our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a PBE to disclose additional information about specific expense categories in the notes to financial statements at interim and annual periods. This information is generally not presented in the financial statements. The ASU requires that at each interim and annual period a PBE: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization; (2) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The guidance should be applied either prospectively to financial statements issued for periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are still assessing the impact of this ASU.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following for the periods presented:

	As of
	December 31, 2024	December 31, 2023
Spare parts	$4,801	$6,586
Prepaid insurance	2,658	2,618
Other	4,131	2,673
Total prepaid expenses and other current assets	$11,590	$11,877

4. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	December 31, 2024	December 31, 2023
Land	$123,550	$121,960
Buildings and improvements	328,664	263,468
Finance leases	16,554	16,604
Leasehold improvements	151,635	135,861
Vehicles and equipment	353,660	285,127
Furniture, fixtures and equipment	106,271	100,457
Construction in progress	61,153	75,639
Property and equipment, gross	1,141,487	999,116
Accumulated depreciation	(322,676)	(270,706)
Accumulated amortization - finance leases	(4,211)	(3,289)
Property and equipment, net	$814,600	$725,121

Depreciation expense was $75,200, $62,214 and $52,715 for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense on finance leases was $1,006, $1,005 and $991 for the years ended December 31, 2024, 2023 and 2022, respectively.

During the fourth quarter of 2024, the Company committed to a plan to dispose of two car wash locations and entered into agreements to sell them during the first half of 2025. As of December 31, 2024, these locations are classified as held for sale and have a collective net book value of $4,489 primarily related to land and building. The assets of these locations are recorded in property and equipment, net on the consolidated balance sheets. We recorded $1,549 of impairment losses related to the land and building of one of these locations based on the agreed upon sales price. There were no impairments recognized in 2023. In December 2022, we recorded $6,252 of impairment losses primarily related to the land and building of two locations, using independent third-party appraisals to determine the change in market values. These losses are recorded in (gain) loss on sale of assets, net on the consolidated statements of operations.

5. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and trademarks	$107,000	$—	$107,000	$—
CPC unity system	42,900	42,900	42,900	40,040
Customer relationships	9,700	7,019	9,700	6,430
Covenants not to compete	13,230	10,404	13,230	8,693
Other intangible assets, net	$172,830	$60,323	$172,830	$55,163

The weighted average amortization period for CPC Unity System, customer relationships, and covenants not to compete are 10.0 years, 7.0 years and 6.3 years, respectively.

Amortization expense for finite-lived intangible assets was $5,160, $6,772 and $7,874 for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, estimated future amortization expense was as follows:

Fiscal Year Ending:
2025	$1,827
2026	1,585
2027	758
2028	433
2029	310
Thereafter	594
Total estimated future amortization expense	$5,507

6. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	December 31, 2024	December 31, 2023
Balance at beginning of period	$1,134,734	$1,109,815
Acquisitions	—	24,919
Balance at end of period	$1,134,734	$1,134,734

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

7. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	December 31, 2024	December 31, 2023
Utilities	$6,685	$6,130
Accrued other tax expense	10,367	9,482
Insurance expense	4,843	4,355
Greenfield development accruals	9,653	13,343
Other	7,614	5,428
Total other accrued expenses	$39,162	$38,738

Greenfield development accruals represent an obligation to pay for invoices not yet received, primarily related to land and buildings and improvements, on properties which we have taken control of as of December 31, 2024 and 2023.

8. Income Taxes

The provision for income taxes consisted of the following for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Current provision (benefit):
Federal	$324	$(14)	$389
State	2,020	4,788	3,152
Total current provision	2,344	4,774	3,541
Deferred provision (benefit):
Federal	27,791	19,505	25,646
State	2,293	(1,368)	3,737
Total deferred provision	30,084	18,137	29,383
Total provision	$32,428	$22,911	$32,924

A reconciliation of the statutory income tax rate provision to our provision consisted of the following for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Income tax provision at the statutory rate	$21,560	$21,639	$30,623
Increase (decrease) resulting from:
Federal credits	(288)	(320)	(532)
State income taxes, net of federal benefit	3,671	2,695	5,795
Other nondeductible expenses	505	368	665
Valuation allowance adjustment	(24)	(280)	444
Stock based compensation	5,862	(2,115)	(4,571)
Other, net	1,142	924	500
Income tax provision	$32,428	$22,911	$32,924

The income tax expense recorded in 2024 is different from the expected statutory federal and state tax expense primarily due to a $5,862 income tax expense related to equity award exercises and/or vesting in 2024, which is net of the impact of the internal revenue code rules and regulations related to the deductibility of executive compensation by publicly held companies.

	As of
	December 31, 2024	December 31, 2023
Deferred tax assets:
Lease liability	$234,108	$214,341
Stock based compensation	12,915	32,517
Accrued compensation costs	1,710	1,543
Deferred revenue	1,211	1,612
Net operating loss (NOL) carryforwards	16,929	21,904
Interest expense carryforwards	38,578	24,653
Business tax credit carryforwards, net	3,285	3,539
Other	3,598	3,780
Gross deferred tax assets	312,334	303,889
Valuation allowance	(262)	(286)
Net deferred tax assets	312,072	303,603

Deferred tax liabilities:
ROU assets	(230,018)	(208,997)
Goodwill and other intangible assets	(77,040)	(65,609)
Property and equipment	(106,083)	(100,103)
Other	(672)	(551)
Gross deferred tax liabilities	(413,813)	(375,260)
Total deferred tax liabilities, net	$(101,741)	$(71,657)

We had federal and state net operating loss (“NOL”) carryforwards available of $68,705 and $53,876 at December 31, 2024, respectively. The federal NOL carryforwards can be carried forward indefinitely while $24,099 of the state NOL carryforwards have indefinite lives and the remaining amounts will expire between 2030 and 2043. We had federal interest expense carryforwards of $149,265 at December 31, 2024, which can be carried forward indefinitely. We also had state interest expense carryforwards in 12 states where the amounts vary by jurisdiction, which also have indefinite lives. We had federal and state R&D and other business tax credit carryforwards of $2,816 and $1,076 at December 31, 2024, respectively. The federal business tax credit carryforwards can be carried forward for 20 years and will expire between 2039 and 2044. The state R&D and other business tax credit carryforwards can be carried forward for 10 to 20 years and will expire between 2026 and 2036.

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

For financial reporting purposes, we established valuation allowances of $262 and $286 at December 31, 2024 and 2023, respectively, to offset deferred tax assets. The current and prior year valuation allowance relates to state attributes and carryovers.

Past ownership changes and other equity transactions may have triggered Sections 382 and 383 of the Internal Revenue Code, resulting in certain annual limitations on the utilization of existing federal and state net operating losses and credits. Such provisions may limit the potential future tax benefit to be realized by us from its accumulated net operating losses and tax credit carryforwards.

We file income tax returns in the U.S. federal and various state tax jurisdictions and are subject to varying statutes of limitation in each jurisdiction. As of December 31, 2024, we are not under audit for federal or state income tax purposes. In general, our federal tax return may be subject to examination for the 2021 through 2023 tax years, while for state purposes, the 2020 through 2023 years are generally open to examination, with some states having either a three- or four-year statute of limitations. Our usage of NOL carryovers also permits taxing authorities to adjust aspects of tax returns that may be outside of these statutes of limitation.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	December 31,
	2024	2023	2022
Tax contingencies at beginning of period	$-	$-	$-
Additions based on tax positions related to the current year	83	-	-
Additions based on tax positions related to prior years	459	-	-
Tax contingencies at end of period	$542	$-	$-

We had gross unrecognized tax benefits of $542 and $0 as of December 31, 2024 and 2023, respectively, related to federal and state R&D tax credits. All of the unrecognized tax benefits, if recognized, would affect the effective tax rate.

We accrued interest and penalties of $42 and $175 as of December 31, 2024 and 2023, respectively, in income tax expense.

9. Debt

Debt consisted of the following as of the periods presented:

				As of
	Maturity	Stated Interest Rate	Effective Interest Rate	December 31, 2024	December 31, 2023
Credit agreement
First lien term loan	March 2031	7.09%	8.15%	$920,381	$901,201
Unamortized discount and debt issuance costs				(4,367)	(3,777)
Current maturities of debt				(6,920)	—
Total long-term portion of debt, net				$909,094	$897,424

As of December 31, 2024, annual maturities of debt were as follows:

Fiscal Year Ending:
2025	$6,920
2026	9,227
2027	9,227
2028	9,227
2029	9,227
Thereafter	876,553
Total maturities of debt	920,381

As of December 31, 2024 and 2023, unamortized debt issuance costs was $6,304 and $4,030, respectively, and accumulated amortization of debt issuance costs was $4,018 and $6,145, respectively.

For the years ended December 31, 2024, 2023 and 2022, the amortization of debt issuance costs in interest expense, net in the consolidated statements of operations was approximately $1,256, $1,698 and $1,698, respectively.

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

First Lien Term Loan

In March 2024, we entered into Amendment No. 5 to the Amended and Restated First Lien Credit Agreement with the lenders party thereto, and Bank of America, N.A. (“BofA”) as the successor administrative agent and collateral agent. This amendment further modified the credit agreement by providing $925,000 in first lien term commitments, consisting of $901,201 to refinance outstanding term loans and $23,799 in additional incremental term commitments (collectively, the “2024 Term Loans”). Starting September 30, 2024, the loans will be amortized in equal quarterly installments at an annual rate of 1.00% of the original principal amount. In connection with Amendment No. 5, we expensed $1,882 of previously unamortized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of operations.

In November 2024, we entered into Amendment No. 6 to the Amended and Restated First Lien Credit Agreement with the lenders party thereto, and BofA as the successor administrative agent and collateral agent. This amendment further modified the credit agreement by resetting the soft call protection of 1% for voluntary prepayments of the Term Loans to last for six months after the effective date of this Amendment, as well as repricing the Term and Revolving Loans margins, where each was reduced by 0.25%. In connection with Amendment No. 6, we expensed $94 of previously unamortized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of operations.

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

The maximum available borrowing capacity under the Revolving Commitment is reduced by outstanding letters of credit under the Revolving Commitment. As of December 31, 2024 and 2023, the available borrowing capacity under the Revolving Commitment was $299,791 and $149,193, respectively.

In addition, an unused commitment fee based on our First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of December 31, 2024 and 2023, the unused commitment fee was 0.25%.

Standby Letters of Credit

As of December 31, 2024, we have a letter of credit sublimit of $90,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $300,000. Any letter of credit issued under the Amended and Restated Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2 to Amended and Restated First Lien Credit Agreement. Letters of credit under the Revolving Commitment reduce the maximum available borrowing capacity under the Revolving Commitment. As of December 31, 2024 and 2023, the amounts associated with outstanding letters of credit were $209 and $807, respectively.

Credit Agreement

We were in compliance with all covenants related to our long-term debt as of December 31, 2024.

10. Fair Value Measurements

The following table presents assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2024:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan	$6,487	$6,487	$—	$—
Liabilities:
Deferred compensation plan	$4,425	$4,425	$—	$—
Contingent consideration	$4,328	$—	$—	$4,328

The following table presents financial assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2023:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan	$5,553	$5,553	$—	$—
Liabilities:
Deferred compensation plan	$3,961	$3,961	$—	$—
Contingent consideration	$4,750	$—	$—	$4,750

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

As of December 31, 2024 and 2023, the fair value of our First Lien Term Loan approximated its carrying value due to the debt's variable interest rate terms.

As of December 31, 2024 and 2023, we did not hold any cash investments.

As of December 31, 2024 and 2023, we recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition. We measured its contingent consideration liability arising from our 2021 acquisition using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and our most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when we obtained the certificate of occupancy for the car wash and it opened to the public in 2023 and an ongoing annual payment based on the achievement of certain financial metrics of the business. A change in the forecasted revenue could result in a significantly lower or higher fair value measurement. We determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at December 31, 2024. During the year ended December 31, 2024, $422 payment was made. During the year ended December 31, 2023, a payment of $500 was made upon the receipt of the certificate of occupancy.

During the years ended December 31, 2024 and 2023, there were no transfers between fair value measurement levels.

11. Interest Rate Swap

In May 2020, we entered into a pay-fixed, receive-floating interest rate swap (the “Swap”) to mitigate variability in forecasted interest payments on an amortizing notional of $550,000 of our variable-rate First Lien Term Loan. We designated the Swap as a cash flow hedge. In October 2022, the interest rate swap expired.

For the years ended December 31, 2024, 2023 and 2022, no amounts were reported.

12. Leases

Our incremental borrowing rate for a lease is the rate of interest we expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. To determine the incremental borrowing rates used to discount the lease payments, we estimated our synthetic credit rating and utilized market data for similarly situated companies.

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	December 31, 2024	December 31, 2023
Assets
Operating	Operating right of use assets, net	$924,896	$833,547
Finance	Property and equipment, net	12,344	13,315
Total lease assets		$937,240	$846,862

Liabilities
Current:
Operating	Current maturities of operating lease liability	$48,986	$43,979
Finance	Current maturities of finance lease liability	804	746
Long-term:
Operating	Operating lease liability	890,613	809,409
Finance	Financing lease liability	13,262	14,033
Total lease liabilities		$953,665	$868,167

Components of total lease cost, net, consisted of the following for the periods presented:

	Year Ended December 31,
	2024	2023
Operating lease expense(a)	$112,647	$102,422
Finance lease expense:
Amortization of lease assets	1,006	1,005
Interest on lease liabilities	1,036	1,087
Short-term lease expense	203	52
Variable lease expense(b)	22,185	18,141
Total lease expense	$137,077	$122,707

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

The following includes supplemental information for the periods presented:

	Year Ended December 31,
	2024	2023
Operating cash flows from operating leases	$108,492	$100,586
Operating cash flows from finance leases	$1,036	$1,087
Financing cash flows from finance leases	$748	$668

Operating lease ROU assets obtained in exchange for lease liabilities	$141,139	$101,861
Finance lease ROU assets obtained in exchange for lease liabilities	$57	$—

Weighted-average remaining operating lease term	13.94	13.86
Weighted-average remaining finance lease term	14.80	15.57

Weighted-average operating lease discount rate	8.10%	8.06%
Weighted-average finance lease discount rate	7.33%	7.33%

As of December 31, 2024, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2025	$119,215	$1,783
2026	118,855	1,809
2027	115,219	1,835
2028	109,052	1,856
2029	108,701	1,575
Thereafter	1,047,969	16,850
Total future minimum obligations	$1,619,011	$25,708
Present value discount	(679,412)	(11,642)
Present value of net future minimum lease obligations	$939,599	$14,066
Current portion	(48,986)	(804)
Long-term obligations	$890,613	$13,262

Forward Starting Leases

As of December 31, 2024, we entered into 10 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2025 through 2027 with initial lease terms of 15 to 20 years.

As of December 31, 2023, we entered into 14 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2024 through 2026 with initial lease terms of 15 to 20 years.

Sale-leaseback Transactions

During the year ended December 31, 2024, we completed 29 sale-leaseback transactions related to car wash locations with aggregate consideration of $134,912 resulting in net losses of $8,862, which is included in (gain) loss on sale of assets, net in the consolidated statements of operations. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated for the year ended December 31, 2024, the cumulative initial annual rents for the properties were approximately $8,887, subject to annual escalations. These leases are accounted for as operating leases.

During the year ended December 31, 2023, we completed 19 sale-leaseback transactions related to car wash locations with aggregate consideration of $123,528, resulting in net gains of $1,074, which is included in (gain) loss on sale of assets, net in the consolidated statements of operations. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 15- to 20-year terms. For the sale-leaseback transactions consummated for the year ended December 31, 2023, the cumulative initial annual rents for the properties were approximately $7,737, subject to annual escalations. These leases are accounted for as operating leases.

13. Stockholders’ Equity

As of December 31, 2024, there were 1,000,000,000 shares of common stock authorized, 329,866,784 shares of common stock issued, and 323,693,863 shares of common stock outstanding.

As of December 31, 2024 and 2023, there were 5,000,000 shares of preferred stock authorized and none were issued or outstanding.

We use the cost method to account for treasury stock. As of December 31, 2024 and 2023, we had 6,172,921 and 3,174,227 shares of treasury stock, respectively. As of December 31, 2024 and 2023, the cost of treasury stock included in additional paid-in capital in the consolidated balance sheets was $28,895 and $6,091, respectively.

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

The 2021 Plan

In June 2021, the Board adopted the 2021 Incentive Award Plan (the “2021 Plan”), which was subsequently approved by the Company's stockholders and became effective on June 25, 2021. Under the 2021 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock units (“RSUs”), restricted stock, and other stock- or cash-based awards to its employees, directors, officers, and non-employee consultants. Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan is 29,800,000 new shares of common stock, which includes 256,431 shares of common stock that remained available for issuance under the 2014 Plan at June 25, 2021. Any shares of common stock subject to outstanding stock awards granted under the 2014 Plan and, following June 25, 2021, terminate, expire or are otherwise forfeited, reacquired or withheld will become available for issuance under the 2021 Plan.

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

The 2021 ESPP

In June 2021, the Board adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2021. The 2021 ESPP authorizes the initial issuance of up to 5,000,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Board, employees of a related company. The 2021 ESPP provides for offering periods not to exceed 27 months, and each offering period will include purchase periods. The Company determined that offering periods would commence at approximately the six-month period beginning with an enrollment date and ending with the next exercise date.

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

Share-Based Payment Valuation

The grant date fair value of Time Vesting Options granted and stock purchase rights granted under the 2021 ESPP are determined using the Black-Scholes option-pricing model.

2021 ESPP Valuation

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP Plan during the period presented as follows:

Year Ended December 31,
	2024	2023
Expected volatility	38.34% - 55.99%	36.30% - 55.99%
Risk-free interest rate	4.44% - 5.41%	4.53% - 5.38%
Expected term (in years)	0.49 - 0.50	0.49 - 0.50
Expected dividend yield	None	None

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2014 Plan and 2021 Plan during the periods presented as follows:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	45.98% - 46.18%	43.74% - 46.58%	35.63% - 36.95%
Risk-free interest rate	4.08% - 4.52%	3.68% - 4.21%	2.96% - 3.65%
Expected term (in years)	6.0	6.0 - 6.26	6.0 - 6.26
Expected dividend yield	None	None	None

Stock Options

A summary of the Company’s stock option activity during the most recent period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	11,744,894	7,705,114	19,450,008	$3.21
Granted	1,652,611	—	1,652,611	$7.05
Exercised	(3,864,216)	(5,807,647)	(9,671,863)	$0.79
Forfeited	(395,295)	—	(395,295)	$9.36
Outstanding as of December 31, 2024	9,137,994	1,897,467	11,035,461	$5.70
Options vested or expected to vest as of December 31, 2024	8,772,035	1,897,467	10,669,502	$8.75
Options exercisable as of December 31, 2024	5,593,039	1,897,467	7,490,506	$4.21

The number and weighted-average grant date fair value of stock options during the most recent period presented is as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2023	3,629,454	—	$4.39	—
Granted	1,652,611	—	$3.13	—
Vested	(1,419,644)	—	$3.93	—
Forfeited	(317,465)	—	$4.19	—
Non-vested as of December 31, 2024	3,544,956	—	$4.05	—

The total grant date fair value of Time Vesting Options granted during the year ended December 31, 2024 was approximately $5,069. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $65,821, $54,975 and $63,104, respectively.

The fair value of stock options vested during the years ended December 31, 2024, 2023 and 2022 was $10,227, $10,611 and $19,717, respectively.

The weighted-average fair value of time vesting options granted in 2024, 2023 and 2022, estimated on the dates of grant using the Black-Scholes option pricing model, was $3.13, $4.35 and $4.85, respectively.

As of December 31, 2024 and 2023, the weighted-average remaining contractual life of outstanding stock options was approximately 5.41 years and 3.67 years.

As of December 31, 2024 and 2023, the weighted-average remaining contractual life of currently exercisable stock options was approximately 4.05 years and 2.86 years.

Restricted Stock Units

The following table summarizes our RSU activity during the periods presented as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	3,718,505	$9.98
Granted	3,118,429	7.06
Vested	(1,390,754)	10.59
Forfeited	(633,699)	8.56
Unvested as of December 31, 2024	4,812,481	$8.10

The total fair value of RSUs that vested during the year ended December 31, 2024 was $9,909.

As of December 31, 2024 and 2023, the weighted-average remaining contractual life of outstanding RSUs was approximately 8.89 years and 8.97 years, respectively.

Stock-Based Compensation Expense

The Company estimated a forfeiture rate of 10.03% for awards with service-based vesting conditions based on historical experience and future expectations of the vesting of these share-based payments. The Company used this rate as an assumption in calculating stock-based compensation expense for Time Vesting Options, RSUs, and stock purchase rights granted under the 2021 ESPP.

Total stock-based compensation expense, by caption, recorded in the consolidated statements of operations for the periods presented is as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of labor and chemicals	$10,403	$8,879	$8,349
General and administrative	15,160	15,122	13,956
Total stock-based compensation expense	$25,563	$24,001	$22,305
Income tax benefit for stock-based compensation expense	$(4,524)	$(4,380)	$(3,932)

Total stock-based compensation expense, by award type, recorded in the consolidated statements of operations for the periods presented is as follows:

	Year Ended December 31,
	2024	2023	2022
Time Vesting Options	$6,156	$6,812	$6,922
RSUs	18,596	16,230	13,984
2021 ESPP	811	959	1,399
Total stock-based compensation expense	$25,563	$24,001	$22,305

As of December 31, 2024, total unrecognized compensation expense related to unvested Time Vesting Options was $5,679, which is expected to be recognized over a weighted-average period of 1.99 years.

As of December 31, 2024, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of December 31, 2024, total unrecognized compensation expense related to unvested RSUs was $17,625, which is expected to be recognized over a weighted-average period of 2.05 years.

As of December 31, 2024, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $307, which is expected to be recognized over a weighted-average period of 0.37 years.

15. Employee Retirement Savings Plan

In January 2011, we established a defined contribution 401(k)-plan to benefit certain employees. The 401(k)-plan sponsor is a wholly owned subsidiary of the Company. Employees are eligible to participate if they are at least 18 years of age and have worked for the Company for at least six months. We may make discretionary matching contributions. For the years ended December 31, 2024, 2023 and 2022, we made $1,341, $1,232, and $1,153, respectively, of matching contributions.

We maintain a nonqualified deferred compensation plan for certain management employees. Under the deferred compensation plan, a participant may elect to defer up to 90% of their base salary, 90% of their annual bonus, and/or 100% of 401(k) contributions that fail the top-heavy testing for highly compensated employees. We may make discretionary matching contributions. As of December 31, 2024 and 2023, the deferred compensation liability under this plan within accrued payroll and related expenses was $4,425 and $3,961, respectively.

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

The consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. We expensed $0, $208 and $647 of acquisition-related costs for the years ended December 31, 2024, 2023 and 2022, respectively. These acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.

For both years ended December 31, 2024 and 2023, the amount of acquired goodwill that is not deductible for income tax purposes was $0. The goodwill recognized in 2023 was primarily attributable to the expected synergies to be achieved from the business combinations.

2024 Acquisitions

For the year ended December 31, 2024, we did not consummate any acquisitions.

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

For the year ended December 31, 2023 the revenues and earnings of the acquisitions reflected in the accompanying consolidated statements of operations were $6,415 and $1,356, respectively.

17. Related-Party Transactions

For the years ended December 31, 2024, 2023, and 2022, total fees and expenses paid by the Company to Leonard Green Partners (“LGP”), the majority owner of the Company were not material. Fees and expenses paid to LGP are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Class Action Litigation

On February 14, 2023, a plaintiff filed a purported class action lawsuit in the Stanislaus County Superior Court, California, on behalf of all non-exempt employees employed by Defendants Prime Shine LLC, a wholly-owned subsidiary of the Company, in California any time between February 14, 2019, and the present, against Prime Shine, LLC and Does 1 – 20 inclusive. Plaintiff alleges eight claims for violations of the California Labor Code and one claim for violation of the California Business and Professions Code. On June 13, 2023, Plaintiff filed a First Amended Complaint to add a claim for penalties pursuant to the Private Attorneys General Act. Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential, and incidental losses, penalties, and attorneys’ fees and costs. The parties agreed to an informal exchange of information in lieu of formal discovery prior to mediation with an experienced wage-and-hour mediator. In October 2023, following mediation, both parties agreed to settle the lawsuit. A financial amount was accrued that was not material to our consolidated financial statements. A formal written settlement agreement has been executed by the parties and the Court granted preliminary approval of settlement. No putative class members objected or opted out of the settlement during the class action settlement notice period. The Court entered final approval of the class action settlement on July 19, 2024. In August 2024, the Company made the settlement payment in accordance with the Court's final approval, fulfilling our financial obligation under the terms of the settlement agreement. By mid-2025, the court clerk is expected to administratively close the case.

Insurance

We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, directors and officers, and general umbrella policies. As of December 31, 2024 and 2023, we accrued $4,803 and $4,311, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2024 and 2023, we recorded $4,250 and $3,686, respectively, in other receivables from our non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by us utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, we have had minor claims asserted against us by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by us, and we have incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by us, may not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required. We are not aware of any significant remediation matters as of December 31, 2024. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, we are unable to reasonably estimate the ultimate cost of claims asserted against us related to environmental matters; however, we do not believe such costs will be material to its consolidated financial statements.

In addition to potential claims asserted against us, there are certain regulatory obligations associated with these facilities. We also have a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and we have recognized a provisional amount. As of December 31, 2024 and 2023, we recorded an environmental remediation accrual of $25 and $15, respectively, which is included in other accrued expenses in the accompanying consolidated balance sheets.

19. Segment Information

The Company operates as one operating segment where it derives its revenues from activities related to providing car wash services at its car wash locations that are geographically diversified throughout the United States and have similar economic characteristics and nature of services.

To assess consolidated performance the chief operating decision maker (“CODM”), who is the Chief Executive Officer, evaluates the operating results and performance through net income. Our CODM regularly reviews net income as reported on the consolidated statement of operations and total assets as reported on the consolidated balance sheet for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. As presented on the consolidated statements of operations, the CODM views consolidated expense information related to the cost of labor and chemicals, other store operating expenses, and general and administrative expenses to be significant and there are no other significant segment expenses or items that would require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2024 in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework), our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024.

Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The independent registered public accounting firm, Deloitte & Touche LLP, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2024. Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Mister Car Wash, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Mister Car Wash, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Tempe, Arizona
February 21, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Plan Arrangements

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Insider Trading Policy and Procedures

Mister Car Wash has an insider trading policy governing the purchase, sale and other dispositions of Mister Car Wash’s securities that applies to all personnel of Mister Car Wash and its subsidiaries, including directors, officers and employees and other covered persons, as well as the Company itself. Mister Car Wash believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of Mister Car Wash’s insider trading policy is filed as Exhibit 19.1 to this report.

Code of Conduct

Our board of directors has adopted a code of conduct (the “Code of Conduct”) applicable to all of our officers, directors, and employees. Our Code of Conduct is available on our website at www.mistercarwash.com under Investor Relations. Our Code of Conduct is a “code of ethics” as defined in Item 406(b) of Regulation S-K. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website.

The other information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

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
3.
Exhibits:

Exhibit Number	Description	Form	File. No	Exhibit	Filing Date	Filed or Furnished Herewith
2.1+	Equity Purchase Agreement, dated December 8, 2021, by and among Sunshine Acquisition Sub Corp., Clean Streak Ventures, LLC, MDKMH Partners, Inc., Clean Streak Ventures Intermediate Holdco, LLC (the “CSV Seller”), MKH Capital Partners Offshore Fund I, LP (the “CSV Blocker Seller” and together with the CSV Seller, each a “Seller” and together the “Sellers”), and Clean Streak Ventures Holdco, LLC, as the representative of the Sellers.	10-Q	001-40542	2.1	05/13/2022
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.2	06/01/2022
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-40542	3.1	06/01/2023
3.3	Amended and Restated Bylaws of the Company	8-K	001-40542	3.2	07/02/2021
4.1	Description of Capital Stock					*
10.1	Amended and Restated Shareholders Agreement, dated June 29, 2021, among the Company and certain of its shareholders	8-K	001-40542	10.1	07/02/2021
10.2	Second Amendment to the First Lien Term Loan Agreement, dated June 4, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1/A	333-256697	10.1(b)	6/17/2021
10.3	Amended and Restated First Lien Term Loan Agreement, dated May 14, 2019, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.1	06/02/2021
10.4	First Amendment to the Amended and Restated First Lien Term Loan Agreement, dated February 5, 2020, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.1(a)	06/02/2021
10.5	Second Amendment to the First Lien Term Loan Agreement, dated June 4, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.2	06/02/2021
10.6	First Amendment to the Second Lien Term Loan Agreement, dated March 31, 2020, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.2(a)	06/02/2021
10.7	Third Amendment to the First Lien Term Loan Agreement, dated December 8, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	10-K	001-40542	10.7	03/25/2022

10.8	Amendment No. 5 to the First Lien Term Loan Agreement, dated March 27, 2024, by and among Mister Car Wash Holdings, Inc., and the parties thereto named therein.	8-K	001-40542	10.1	04/01/2024
10.9	Amendment No. 6 to the First Lien Term Loan Agreement, dated November 26, 2024, by and among Mister Car Wash Holdings, Inc., and the parties thereto named therein.	8-K	001-40542	10.1	12/03/2024
10.10†	2014 Stock Option Plan of Hotshine Holdings, Inc.	S-1	333-256697	10.3	06/02/2021
	Form of Option Agreement under the 2014 Stock Option Plan of Hotshine Holdings, Inc. Form of Option Agreement under the 2014 Stock Option Plan of Hotshine Holdings, Inc.	S-1	333-256697	10.3(a)1	06/02/2021
10.11†	Mister Car Wash, Inc. 2021 Incentive Award Plan	S-1A	333-256697	10.4	06/17/2021
10.12†	Mister Car Wash, Inc. 2021 Employee Stock Purchase Plan	S-1A	333-256697	10.12	06/17/2021
10.13†	Mister Car Wash, Inc. Executive Severance Plan					*
10.14†	Non-Employee Director Compensation Policy	S-1A	333-256697	10.5	06/17/2021
10.15†	Form of Indemnification and Advancement Agreement	S-1A	333-256697	10.6	06/17/2021
10.16†	Employment Agreement with John Lai	10-K	001-40542	10.14	03/25/2022
10.17†	Form of Option Agreement under the Mister Car Wash, Inc. 2021 Incentive Award Plan					*
10.18†	Form of RSU Agreement under the Mister Car Wash, Inc. 2021 Incentive Award Plan					*
10.19†	Mister Car Wash, Inc. 2021 Employee Stock Purchase Plan	S-1A	333-256697	10.12	06/17/2021
10.20	Fourth Amendment to the First Lien Term Loan Agreement, dated December 12, 2022, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	10-K	001-40542	10.20	02/24/2023
10.21†	Car Wash Partners, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2022	10-Q	001-40542	10.2	05/03/2023
10.22†	Promotion Letter with Joseph Matheny	10-K	001-40542	10.23	02/23/2024
10.23†	Offer Letter with Mary Porter	10-K	001-40542	10.25	02/23/2024
10.24	Amendment No. 5 to the First Lien Term Loan Agreement, dated March 27, 2024, by and among Mister Car Wash Holdings, Inc., and the parties thereto named therein.	8-K	001-40542	10.1	04/01/2024
10.25†	Transition and Severance Agreement, dated June 24, 2024, by and between Mister Car Wash, Inc. and Mayra Chimienti	8-K	001-40542	10.1	06/28/2024
10.26	Amendment No. 6 to the First Lien Term Loan Agreement, dated November 26, 2024, by and among Mister Car Wash Holdings, Inc., and the parties thereto named therein.	8-K	001-40542	10.1	12/03/2024
10.27†	Offer Letter with Carlos Chavez					*
10.28†	Transition and Severance Agreement, effective as of January 6, 2025, by and between Mister Car Wash, Inc. and Markus Hartmann	8-K	001-40542	10.1	01/29/2025
19.1	Mister Car Wash, Inc. Insider Trading Policy					*

21.1	List of subsidiaries of Mister Car Wash, Inc.	*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
97.1	Mister Car Wash, Inc. Clawback Policy	*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

Mister Car Wash, Inc.

Date: February 21, 2025	By:	/s/ John Lai
John Lai
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 21, 2025	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Lai	Chairman, President and Chief Executive Officer (principal executive officer)	February 21, 2025
John Lai

/s/ Jedidiah Gold	Chief Financial Officer (principal financial and accounting officer)	February 21, 2025
Jedidiah Gold

/s/ John Danhakl	Director	February 21, 2025
John Danhakl

/s/ Jonathan Seiffer	Director	February 21, 2025
Jonathan Seiffer

/s/ J. Kristofer Galashan	Director	February 21, 2025
J. Kristofer Galashan

/s/ Jeffrey Suer	Director	February 21, 2025
Jeffrey Suer

/s/ Jodi Taylor	Director	February 21, 2025
Jodi Taylor

/s/ Dorvin Lively	Director	February 21, 2025
Dorvin Lively

/s/ Ronald Kirk	Director	February 21, 2025
Ronald Kirk

/s/ Veronica Rogers	Director	February 21, 2025
Veronica Rogers

/s/ Atif Rafiq	Director	February 21, 2025
Atif Rafiq