Form 10-Q
period 2025-03-31
Mister Car Wash, Inc.
filed 2025-05-02
CIK 1853513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 324,826,938 shares of common stock, $0.01 par value per share, outstanding.

MISTER CAR WASH, INC.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q due to various factors, including, but not limited to, those identified in Part I. Item 1A. “Risk Factors” and in Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”) and in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mister Car Wash, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands, except share and per share data)	2025	2024
Net revenues	$261,656	$239,183

Costs and expenses:
Cost of labor and chemicals	74,252	71,658
Other store operating expenses	109,667	96,803
General and administrative	24,659	29,710
(Gain) loss on sale of assets, net	111	(1,533)
Total costs and expenses	208,689	196,638
Operating income	52,967	42,545

Other (income) expense:
Interest expense, net	16,023	20,024
Loss on extinguishment of debt	—	1,882
Other income	—	(5,189)
Total other expense, net	16,023	16,717
Income before taxes	36,944	25,828
Income tax provision	9,944	9,191
Net income	$27,000	$16,637

Earnings per share:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05
Weighted-average common shares outstanding:
Basic	324,200,282	315,838,788
Diluted	331,479,048	330,012,144

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Cash flows from operating activities:
Net income	$27,000	$16,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	20,917	19,595
Stock-based compensation expense	6,843	6,246
(Gain) loss on sale of assets, net	111	(1,533)
Loss on extinguishment of debt	—	1,882
Amortization of deferred debt issuance costs	285	410
Non-cash lease expense	13,535	11,917
Deferred income tax	7,484	7,849
Changes in assets and liabilities:
Accounts receivable, net	354	(172)
Other receivables	1,965	(4,096)
Inventory, net	490	1,305
Prepaid expenses and other current assets	2,356	1,703
Accounts payable	5,677	2,344
Accrued expenses	10,480	3,615
Deferred revenue	1,266	1,214
Operating lease liability	(11,604)	(10,499)
Other noncurrent assets and liabilities	391	(427)
Net cash provided by operating activities	$87,550	$57,990

Cash flows from investing activities:
Purchases of property and equipment	(55,081)	(81,844)
Proceeds from sale of property and equipment	120	4,900
Net cash used in investing activities	$(54,961)	$(76,944)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	1,587	729
Payments of tax withholding on option exercises	—	(9,924)
Proceeds from debt borrowings	—	925,000
Proceeds from revolving line of credit	—	23,000
Payments on debt borrowings	(62,307)	(901,201)
Payments on revolving line of credit	—	(23,000)
Payments of deferred debt issuance costs	—	(3,772)
Principal payments on finance lease obligations	(193)	(180)
Net cash provided by (used in) financing activities	$(60,913)	$10,652

Net change in cash and cash equivalents and restricted cash during period	(28,324)	(8,302)
Cash and cash equivalents and restricted cash at beginning of period	67,612	19,119
Cash and cash equivalents and restricted cash at end of period	$39,288	$10,817

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	39,133	10,701
Restricted cash, included in prepaid expenses and other current assets	155	116
Total cash, cash equivalents, and restricted cash	$39,288	$10,817

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,032	$19,233
Cash paid for income taxes	$60	$264

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	$11,416	$15,596
Property and equipment accrued in other accrued expenses	$4,223	$4,234
Payment of debt financing costs in other accrued expenses	$—	$1,503
Stock option exercise proceeds in other receivables	$113	$—

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Balance Sheets

(Unaudited)

	As of
(Amounts in thousands, except share and per share data)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$39,133	$67,463
Accounts receivable, net	437	791
Other receivables	11,666	13,518
Inventory, net	5,237	5,728
Prepaid expenses and other current assets	9,241	11,590
Total current assets	65,714	99,090
Property and equipment, net	843,704	814,600
Operating lease right of use assets, net	918,624	924,896
Other intangible assets, net	112,041	112,507
Goodwill	1,134,734	1,134,734
Other assets	15,767	15,969
Total assets	$3,090,584	$3,101,796

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,200	$30,020
Accrued payroll and related expenses	28,180	27,116
Other accrued expenses	43,020	39,162
Current maturities of long-term debt	—	6,920
Current maturities of operating lease liability	50,127	48,986
Current maturities of finance lease liability	812	804
Deferred revenue	35,226	33,960
Total current liabilities	193,565	186,968
Long-term debt, net	853,881	909,094
Operating lease liability	884,812	890,613
Financing lease liability	13,011	13,262
Deferred tax liabilities, net	109,225	101,741
Other long-term liabilities	2,195	1,766
Total liabilities	2,056,689	2,103,444
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 324,814,438 and 323,693,863 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	3,254	3,242
Additional paid-in capital	838,795	830,264
Retained earnings	191,846	164,846
Total stockholders’ equity	1,033,895	998,352
Total liabilities and stockholders’ equity	$3,090,584	$3,101,796

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	323,693,863	$3,242	$830,264	$164,846	$998,352
Stock-based compensation expense	—	—	6,843	—	6,843
Vesting of restricted stock units	137,425	1	(1)	—	—
Exercise of stock options	983,150	11	1,689	—	1,700
Net income	—	—	—	27,000	27,000
Balance as of March 31, 2025	324,814,438	$3,254	$838,795	$191,846	$1,033,895

Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	315,192,401	$3,157	$817,271	$94,607	$915,035
Stock-based compensation expense	—	—	6,246	—	6,246
Vesting of restricted stock units	139,409	1	(1)	—	—
Exercise of stock options	4,116,291	42	704	—	746
Shares repurchased	(1,613,019)	(16)	(9,924)	—	(9,940)
Net income	—	—	—	16,637	16,637
Balance as of March 31, 2024	317,835,082	$3,184	$814,296	$111,244	$928,724

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

1. Nature of Business

Mister Car Wash, Inc., a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is based in Tucson, Arizona and is a provider of conveyorized car wash services. We primarily operate Express Exterior Locations, which offer express exterior cleaning services along with free vacuum services, and interior cleaning services at select locations. As of March 31, 2025, we operated 518 car washes in 21 states.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the 2024 Form 10-K.

The consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the consolidated results of operations that may be expected for any other future interim or annual period.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the periods reported. Some of the significant estimates that we have made pertain to the determination of deferred tax assets and liabilities and certain assumptions used related to the evaluation of goodwill, intangibles, and property and equipment asset impairment. Actual results could differ from those estimates.

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $142 and $123 as of March 31, 2025 and December 31, 2024, respectively. The activity in the allowance for doubtful accounts was immaterial for the three months ended March 31, 2025 and 2024.

Other Receivables

Other receivables consisted of the following for the periods presented:

	As of
	March 31, 2025	December 31, 2024
Payroll tax withholding and exercise proceeds receivable	$254	$834
Construction receivable	4,872	4,584
Income tax receivable	446	1,864
Insurance receivable	4,329	4,250
Other	1,765	1,986
Total other receivables	$11,666	$13,518

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following for the periods presented:

	As of
	March 31, 2025	December 31, 2024
Spare parts	$4,736	$4,801
Prepaid insurance	833	2,658
Other	3,672	4,131
Total prepaid expenses and other current assets	$9,241	$11,590

Inventory, Net

Inventory consisted of the following for the periods presented:

	As of
	March 31, 2025	December 31, 2024
Chemical washing solutions	$5,322	$5,831
Other	22	14
Total inventory, gross	5,344	5,845
Reserve for obsolescence	(107)	(117)
Total inventory, net	$5,237	$5,728

The activity in the reserve for obsolescence was immaterial for the three months ended March 31, 2025 and 2024.

Revenue Recognition

The following table summarizes the composition of our net revenues for the periods presented:

	Three Months Ended March 31,
	2025	2024
Recognized over time	$191,848	$176,259
Recognized at a point in time	69,685	62,846
Other revenue	123	78
Net revenues	$261,656	$239,183

Earnings Per Share

Reconciliations of the numerators and denominators of the basic and diluted earnings per share calculations for the periods presented are as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$27,000	$16,637

Denominator:
Weighted-average common shares outstanding - basic	324,200,282	315,838,788
Effect of potentially dilutive securities:
Stock options	4,371,280	12,685,179
Restricted stock units	2,903,643	1,457,395
Stock purchase rights	3,843	30,782
Weighted-average common shares outstanding - diluted	331,479,048	330,012,144

Earnings per share - basic	$0.08	$0.05
Earnings per share - diluted	$0.08	$0.05

The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	4,924,465	3,666,223
Restricted stock units	6	—
Stock purchase rights	6	3,133

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

In March 2024, we determined that we qualified for and recognized $4,663 (net of tax advisory costs) in relief for the period from March 13, 2020 to December 31, 2020. Upon receipt of the credit, we will owe an immaterial amount for tax advisory costs associated with the assessment of the tax credit. As there is no authoritative guidance under U.S. GAAP for government assistance to for-profit business entities, the Company accounted for the ERC by analogy to International Accounting Standards 20, or IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance of receipt of the identified ERC amount and recorded the credit in Other income on our consolidated statements of operations.

As of March 31, 2025 and December 31, 2024, the tax credit receivable was $4,663. This amount is included in Other assets on our consolidated balance sheet.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The adoption of this ASU will be reflected in the Company's annual financial statements and is not expected to have a material impact on our consolidated financial statements.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	March 31, 2025	December 31, 2024
Land	$130,780	$123,550
Buildings and improvements	353,870	328,664
Finance leases	16,497	16,554
Leasehold improvements	157,192	151,635
Vehicles and equipment	357,683	353,660
Furniture, fixtures and equipment	105,951	106,271
Construction in progress	62,956	61,153
Property and equipment, gross	1,184,929	1,141,487
Accumulated depreciation	(336,779)	(322,676)
Accumulated amortization - finance leases	(4,446)	(4,211)
Property and equipment, net	$843,704	$814,600

For the three months ended March 31, 2025 and 2024, depreciation expense was $20,207 and $17,700, respectively.

For the three months ended March 31, 2025 and 2024, amortization expense on finance leases was $244 and $251, respectively.

During the first quarter of 2025, the Company committed to a plan to dispose of one car wash location. The location is classified as held for sale and has a net book value of $194 related to land and building. The assets of this location are recorded in property and equipment, net on the consolidated balance sheets. No impairment losses related to the land and building of the location have been recorded based on the fair market value and listing sales price. As of March 31, 2025, the locations classified as held for sale have a net book value of $4,683.

During the fourth quarter of 2024, the Company committed to a plan to dispose of two car wash locations and entered into agreements to sell them during the first half of 2025. As of December 31, 2024, these locations are classified as held for sale and have a collective net book value of $4,489 primarily related to land and building. The assets of these locations are recorded in property and equipment, net on the consolidated balance sheets. During the fourth quarter of 2024, we recorded $1,549 of impairment losses related to the land and building of one of these locations based on the agreed upon sales price. These losses were recorded in (gain) loss on sale of assets, net on the consolidated statements of operations.

4. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	March 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and trademarks	$107,000	$—	$107,000	$—
Customer relationships	9,700	7,136	9,700	7,019
Covenants not to compete	6,940	4,463	13,230	10,404
Other intangible assets, net	$123,640	$11,599	$129,930	$17,423

For the three months ended March 31, 2025 and 2024, amortization expense associated with our finite-lived intangible assets was $466 and $1,644, respectively.

As of March 31, 2025, estimated future amortization expense was as follows:

Fiscal Year Ending:
2025 (remaining nine months)	$1,361
2026	1,585
2027	758
2028	433
2029	310
Thereafter	594
Total estimated future amortization expense	$5,041

5. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	March 31, 2025	December 31, 2024
Utilities	$7,264	$6,685
Accrued tax expense	11,100	11,485
Accrued interest	10,250	1,090
Insurance expense	4,939	4,843
Greenfield development accruals	4,223	9,653
Other	5,244	5,406
Total other accrued expenses	$43,020	$39,162

Accrued tax expense is comprised of federal, state, and local taxes payable for property, income, sales, use, and personal property.

Greenfield development accruals represent an obligation to pay for invoices not yet received, primarily related to land and buildings and improvements, on properties which we have taken control of as of March 31, 2025 and December 31, 2024.

6. Income Taxes

The effective income tax rates on continuing operations for the three months ended March 31, 2025 and 2024 were 26.9% and 35.6%, respectively. In general, the effective tax rates differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible expenses such as those related to certain executive compensation, and discrete tax expenses related to stock option exercises during the period.

The year-to-date provision for income taxes for the three months ended March 31, 2025 included taxes on earnings at an anticipated annual effective tax rate of 25.4% and a net, unfavorable tax impact of $561 related primarily to discrete tax expense originating from stock options exercised during the three months ended March 31, 2025.

The year-to-date provision for income taxes for the three months ended March 31, 2024 included taxes on earnings at an anticipated annual effective tax rate of 25.6% and a net, unfavorable tax impact of $2,585 related primarily to discrete tax expense originating from stock options exercised during the three months ended March 31, 2024.

For the three months ended March 31, 2025 and 2024, we recorded $21 and $219 related to unrecognized tax benefits or interest and penalties related to any uncertain tax positions.

7. Debt

Long-term debt consisted of the following as of the periods presented:

				As of
	Maturity	Stated Interest Rate	Effective Interest Rate	March 31, 2025	December 31, 2024
Credit agreement
First lien term loan	March 27, 2031	6.79%	7.11%	$858,074	$920,381
Unamortized discount and debt issuance costs				(4,193)	(4,367)
Current maturities of debt				—	(6,920)
Total long-term portion of debt, net				$853,881	$909,094

As of March 31, 2025, there are no payments required until the maturity date.

As of March 31, 2025 and December 31, 2024, unamortized discount and debt issuance costs were $6,017 and $6,304, respectively, and accumulated amortization of debt issuance costs was $4,302 and $4,018, respectively.

For the three months ended March 31, 2025 and 2024, the amortization of debt issuance costs in interest expense, net in the consolidated statements of operations was approximately $285 and $410, respectively.

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

The maximum available borrowing capacity under the Revolving Commitments is reduced by outstanding letters of credit under the Revolving Commitments. As of March 31, 2025 and December 31, 2024, the available borrowing capacity under the Revolving Commitments was $299,791.

In addition, an unused commitment fee based on our First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitments. As of March 31, 2025 and December 31, 2024, the unused commitment fee was 0.25%.

Standby Letters of Credit

As of March 31, 2025, we have a letter of credit sublimit of $90,000 under the Revolving Commitments, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $300,000. Any letter of credit issued under the Amended and Restated Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitments, as amended under Amendment No. 2 to the Amended and Restated First Lien Credit Agreement. Letters of credit under the Revolving Commitments reduce the maximum available borrowing capacity under the Revolving Commitment. As of March 31, 2025 and December 31, 2024, the amounts associated with outstanding letters of credit were $209.

Credit Agreement

As of March 31, 2025, we were in compliance with all covenants related to our long-term debt.

8. Fair Value Measurements

The following table presents financial assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2025:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$10,095	$10,095	$—	$—
Deferred compensation plan	$6,431	$6,431	$—	$—
Liabilities:
Deferred compensation plan	$4,417	$4,417	$—	$—
Contingent consideration	$4,328	$—	$—	$4,328

The following table presents financial assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2024:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan	$6,487	$6,487	$—	$—
Liabilities:
Deferred compensation plan	$4,425	$4,425	$—	$—
Contingent consideration	$4,328	$—	$—	$4,328

We measure the fair value of our financial assets and liabilities using the highest level of inputs that are available as of the measurement date. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to the immediate or short-term maturity of these financial instruments.

As of March 31, 2025, we held $10,095 in cash investments in money market funds, which is categorized as Level 1 assets. These investments have maturities of less than 90 days and are recorded within Cash and cash equivalents on the consolidated balance sheet.

As of December 31, 2024, we did not hold any cash investments.

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

As of March 31, 2025 and December 31, 2024, the fair value of our First Lien Term Loan approximated its carrying value due to the debt’s variable interest rate terms.

We recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition in December 2021. We measured its contingent consideration liability using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and our most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when we obtained the certificate of occupancy for the car wash and opened it to the public in 2023 and an annual payment based on certain financial metrics of the acquired business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. We determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at March 31, 2025. No payments were made during the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2025 and 2024, there were no transfers between fair value measurement levels.

9. Leases

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	March 31, 2025	December 31, 2024
Assets
Operating	Operating right of use assets, net	$918,624	$924,896
Finance	Property and equipment, net	12,051	12,344
Total lease assets		$930,675	$937,240

Liabilities
Current:
Operating	Current maturities of operating lease liability	$50,127	$48,986
Finance	Current maturities of finance lease liability	812	804
Long-term:
Operating	Operating lease liability	884,812	890,613
Finance	Financing lease liability	13,011	13,262
Total lease liabilities		$948,762	$953,665

Components of total lease cost, net, consisted of the following for the periods presented:

	Three Months Ended March 31,
	2025	2024
Operating lease expense(a)	$30,704	$27,212
Finance lease expense:
Amortization of lease assets	244	251
Interest on lease liabilities	250	264
Short-term lease expense	17	51
Variable lease expense(b)	7,894	7,264
Total lease expense	$39,109	$35,042
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

The following includes supplemental information for the periods presented:

	Three Months Ended March 31,
	2025	2024
Operating cash flows from operating leases	$29,520	$26,517
Operating cash flows from finance leases	$250	$264
Financing cash flows from finance leases	$193	$180

Operating lease ROU assets obtained in exchange for lease liabilities	$7,260	$14,710

Weighted-average remaining operating lease term	13.77	13.76
Weighted-average remaining finance lease term	14.65	15.38

Weighted-average operating lease discount rate	8.11%	8.11%
Weighted-average finance lease discount rate	7.34%	7.33%

As of March 31, 2025, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2025 (remaining nine months)	$90,073	$1,327
2026	119,811	1,792
2027	116,176	1,819
2028	109,873	1,846
2029	109,448	1,575
Thereafter	1,057,859	16,850
Total future minimum obligations	$1,603,240	$25,209
Present value discount	(668,301)	(11,386)
Present value of net future minimum lease obligations	$934,939	$13,823
Current portion	(50,127)	(812)
Long-term obligations	$884,812	$13,011

Forward-Starting Leases

As of March 31, 2025, we entered into 13 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2025 through 2027 with initial lease terms of 20 years.

As of December 31, 2024, we entered into 10 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2025 through 2027 with initial lease terms of 15 to 20 years.

Sale-Leaseback Transactions

During the three months ended March 31, 2025, we did not complete any sale-leaseback transactions. During the three months ended March 31, 2024, we completed one sale-leaseback transaction related to one car wash location with aggregate consideration of $4,900, resulting in a net gain of $1,697, which is included in (gain) loss on sale of assets in the accompanying consolidated statements of operations. Contemporaneously with the closing of the sale, we entered into a lease agreement for the property for an initial 20-year term. For the sale-leaseback transaction consummated in the three months ended March 31, 2024, the cumulative initial annual rent for the property was approximately $306, subject to annual escalations. This lease is accounted for as an operating lease.

10. Stockholders’ Equity

As of March 31, 2025, there were 1,000,000,000 shares of common stock authorized, 330,987,359 shares of common stock issued, and 324,814,438 shares of common stock outstanding.

As of December 31, 2024, there were 1,000,000,000 shares of common stock authorized, 329,866,784 shares of common stock issued, and 323,693,863 shares of common stock outstanding.

As of March 31, 2025 and December 31, 2024, there were 5,000,000 shares of preferred stock authorized and none were issued or outstanding.

We use the cost method to account for treasury stock. As of March 31, 2025 and December 31, 2024, we had 6,172,921 shares of treasury stock. As of March 31, 2025 and December 31, 2024, the cost of treasury stock included in additional paid-in capital in the accompanying consolidated balance sheets was $28,895.

11. Stock-Based Compensation

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

Refer to our 2024 Form 10-K for additional details on employee stock incentive plans.

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

2021 ESPP

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP during the periods presented:

	Three Months Ended March 31,
	2025	2024
Expected volatility	42.14%	49.59%
Risk-free interest rate	4.44%	5.38%
Expected term (in years)	0.49	0.49
Expected dividend yield	None	None

Stock Options

A summary of our stock option activity during the period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	9,137,994	1,897,467	11,035,461	$5.70
Granted	-	-	-	$-
Exercised	(600,525)	(382,625)	(983,150)	$1.73
Forfeited	(128,966)	-	(128,966)	$10.15
Outstanding as of March 31, 2025	8,408,503	1,514,842	9,923,345	$6.03
Options vested or expected to vest as of March 31, 2025	8,133,351	1,514,842	9,648,193	$7.55
Options exercisable as of March 31, 2025	5,358,696	1,514,842	6,873,538	$4.69

The number and weighted-average grant date fair value of stock options during the period presented are as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Non-vested as of December 31, 2024	3,544,956	—	$4.05	—
Granted	—	—	$-	—
Vested	(418,686)	—	$3.57	—
Forfeited	(76,462)	—	$4.61	—
Non-vested as of March 31, 2025	3,049,808	—	$4.13	—

There were no Time Vesting Options granted during the three months ended March 31, 2025. There were no Performance Vesting Options granted during the three months ended March 31, 2025.

The fair value of shares attributable to stock options that vested during the three months ended March 31, 2025 was $3,390.

As of March 31, 2025, the weighted-average remaining contractual life of outstanding stock options was approximately 5.35 years.

Restricted Stock Units

A summary of our RSU activity during the period presented is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	4,812,481	$8.10
Granted	—	-
Vested	(137,425)	9.13
Forfeited	(168,459)	7.67
Unvested as of March 31, 2025	4,506,597	$8.08

There were no RSUs granted during the three months ended March 31, 2025.

The fair value of shares attributable to RSUs that vested during the three months ended March 31, 2025 was $1,156.

As of March 31, 2025, the weighted-average remaining contractual life of outstanding RSUs was approximately 8.65 years.

Stock-Based Compensation Expense

We estimated a forfeiture rate of 10.03% for awards with service-based vesting conditions based on historical experience and future expectations of the vesting of these share-based payments. We used this rate as an assumption in calculating stock-based compensation expense for Time Vesting Options, RSUs, and stock purchase rights granted under the 2021 ESPP.

Total stock-based compensation expense, by caption, recorded in the consolidated statements of operations for the periods presented is as follows:

	Three Months Ended March 31,
	2025	2024
Cost of labor and chemicals	$2,782	$2,473
General and administrative	4,061	3,773
Total stock-based compensation expense	$6,843	$6,246

Total stock-based compensation expense, by award type, recorded in the consolidated statements of operations for the periods presented is as follows:

	Three Months Ended March 31,
	2025	2024
Time Vesting Options	$1,863	$1,577
RSUs	4,788	4,407
2021 ESPP	192	262
Total stock-based compensation expense	$6,843	$6,246

As of March 31, 2025, total unrecognized compensation expense related to unvested Time Vesting Options was $5,331, which is expected to be recognized over a weighted-average period of 1.77 years.

As of March 31, 2025, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of March 31, 2025, total unrecognized compensation expense related to unvested RSUs was $12,945, which is expected to be recognized over a weighted-average period of 1.80 years.

As of March 31, 2025, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $105, which is expected to be recognized over a weighted-average period of 0.12 years.

12. Commitments and Contingencies

Litigation

We are involved in various legal proceedings related to employment practices, environmental issues, commercial disputes, antitrust and other regulatory matters concerning our business. We record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount of loss can be reasonably estimated. The Company does not believe that any proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows; it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual fiscal quarter or year.

Insurance

We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of March 31, 2025 and December 31, 2024, we accrued $4,868 and $4,803, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying consolidated balance sheets. As of March 31, 2025 and December 31, 2024, we recorded $4,329 and $4,250, respectively, in receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

13. Segment Information

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our 2024 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other parts of this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” and in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Who We Are

Mister Car Wash, Inc. is the largest national car wash brand, primarily offering express exterior cleaning services, with interior cleaning services at select locations, across 518 car washes in 21 states as of March 31, 2025. We offer a monthly subscription program, which we call the Unlimited Wash Club® (“UWC”), as a flexible, quick, and convenient option for customers to keep their cars clean. Our scale and over 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure, and technology that improve speed of service, quality, and sustainability and realize strong financial performance.

Factors Affecting Our Business and Trends

We believe that our business and growth depend on a number of factors that present significant opportunities for us and may involve risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K.

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

In addition, the United States government recently announced tariffs on goods imported from various countries to the United States. Countries subject to such tariffs have imposed or may in the future impose reciprocal or retaliator. While we believe in the strength of our business, the potential macroeconomic impacts of these actions, if implemented, are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition. Specifically, negative macroeconomic impact on consumers affecting general discretionary income, consumer confidence, or purchasing patterns may reduce demand for our services.

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

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Financial and Operating Data:
Location count (end of period)	518	482
Comparable store sales growth	6.0%	0.9%
UWC Members (in thousands, end of period)	2,227	2,112
UWC sales as a percentage of total wash sales	73%	74%
Net income	$27,000	$16,637
Net income margin	10.3%	7.0%
Adjusted EBITDA	$85,649	$75,172
Adjusted EBITDA margin	32.7%	31.4%

Location Count (end of period)

Our location count refers to the total number of car wash locations at the end of a period, inclusive of new greenfield locations, acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions, and closings, have, and will continue to have, an impact on our performance. In the three months ended March 31, 2025, we increased our location count by the 4 greenfield locations, as noted above.

Our Express Exterior Locations, which offer express exterior cleaning services, comprise 455 of our current locations and our Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services, comprise 63 of our current locations.

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

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 2.2 million UWC Members as of March 31, 2025. UWC Members grew by approximately 5% from December 31, 2024 through March 31, 2025.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. UWC sales were 73% and 74% of our total wash sales for the three months ended March 31, 2025 and 2024, respectively.

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

Our management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation; to evaluate in conjunction with U.S. GAAP measures of performance, the effectiveness of our business strategies; to make budgeting decisions; and because our Amended and Restated First Lien Credit Agreement uses measures similar to Adjusted EBITDA to measure our compliance with certain covenants.

Adjusted EBITDA and Adjusted EBITDA Margin are not recognized terms under GAAP and should not be considered as a substitute for net income, net income margin, or any other financial measure presented in accordance with GAAP. Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income	$27,000	$16,637
Interest expense, net	16,023	20,024
Income tax provision	9,944	9,191
Depreciation and amortization expense	20,917	19,595
(Gain) loss on sale of assets, net (a)	111	(1,533)
Stock-based compensation expense (b)	7,116	6,802
Acquisition expenses (c)	1,414	565
Non-cash rent expense (d)	1,966	1,487
Debt refinancing costs (e)	—	1,882
Employee retention credit	—	(5,189)
Other (f)	1,158	5,711
Adjusted EBITDA	$85,649	$75,172
Net revenues	$261,656	$239,183
Net income margin	10.3%	7.0%
Adjusted EBITDA margin	32.7%	31.4%
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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025		2024
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$261,656	100%	$239,183	100%

Costs and expenses:
Cost of labor and chemicals	74,252	28%	71,658	30%
Other store operating expenses	109,667	42%	96,803	40%
General and administrative	24,659	9%	29,710	12%
(Gain) loss on sale of assets, net	111	0%	(1,533)	(1)%
Total costs and expenses	208,689	80%	196,638	82%
Operating income	52,967	20%	42,545	18%

Other (income) expense:
Interest expense, net	16,023	6%	20,024	8%
Loss on extinguishment of debt	—	0%	1,882	1%
Other income	—	0%	(5,189)	(2)%
Total other expense, net	16,023	6%	16,717	7%
Income before taxes	36,944	14%	25,828	11%
Income tax provision	9,944	4%	9,191	4%
Net income	$27,000	10%	$16,637	7%

Net Revenues

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Net revenues	$261,656	$239,183	$22,473	9%

The increase in net revenues was primarily attributable to growth in UWC Members, increased retail customer traffic, wash package mix, and the year-over-year addition of 36 locations.

Cost of Labor and Chemicals

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Cost of labor and chemicals	$74,252	$71,658	$2,594	4%
Percentage of net revenues	28%	30%

The increase in cost of labor and chemicals was primarily attributable to an increase in volume and the year-over-year addition of 36 locations, as well as increased store labor rates, partially offset by labor optimization and lower chemical costs due to new formulations and strategic partnerships.

Other Store Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Other store operating expenses	$109,667	$96,803	$12,864	13%
Percentage of net revenues	42%	40%

The increase in other store operating expenses was primarily attributable to the year-over-year addition of 36 locations, increased utilities and maintenance expenses, as well as additional rent expense for the addition of 39 net new land and building leases between periods.

General and Administrative

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
General and administrative	$24,659	$29,710	$(5,051)	(17)%
Percentage of net revenues	9%	12%

The decrease in general and administrative expenses was primarily attributable to the debt refinancing costs in the prior year and decreased amortization expense due to intangible assets that fully amortized in the prior year.

(Gain) Loss on Sale of Assets, Net

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
(Gain) loss on sale of assets, net	$111	$(1,533)	$1,644	(107)%
Percentage of net revenues	0%	(1)%

The change in (gain) loss on sale of assets was primarily driven by gains associated with sale-leaseback activity in the prior year compared to losses associated with asset retirements and no sale-leaseback activity in the current year.

Total Other Expense, Net

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Total other expense, net	$16,023	$16,717	$(694)	(4)%
Percentage of net revenues	6%	7%

The decrease is primarily attributable to a $4.0 million decrease in interest expense driven by lower average interest rates and $66.9 million of principal payments on the First Lien Term Loan between periods, as well as $1.9 million loss on extinguishment of debt related to our debt refinancing activity in the prior year, partially offset by the $5.2 million gain related to the recognition of an employee retention credit in the prior year.

Income Tax Provision

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Income tax provision	$9,944	$9,191	$753	8%
Percentage of net revenues	4%	4%

The increase in income tax provision was primarily driven by the increase in pre-tax income, net of reduced discrete tax expenses recognized in this quarter compared to the prior quarter.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, which includes lease payments, pursue greenfield location development and acquisitions of new locations, and to service our indebtedness. Historically, these cash requirements have been met through funds raised by the sale of our common stock, utilization of our Revolving Commitment, First Lien Term Loan, sale-leaseback transactions, and cash provided by operations.

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $39.1 million and $67.5 million, respectively, and $299.8 million and $299.8 million, respectively, of available borrowing capacity under our Revolving Commitment.

For a description of our credit facilities and our recent debt refinancing, please see Note 7 Debt in the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of March 31, 2025, we were in compliance with the covenants under the Amended and Restated First Lien Credit Agreement.

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

Cash Flows for the Three Months Ended March 31, 2025 and 2024

Net Cash Provided by Operating Activities

For the three months ended March 31, 2025, net cash provided by operating activities was $87.6 million and was comprised of net income of $27.0 million, increased by $49.2 million as a result of non-cash adjustments including depreciation and amortization expense, stock-based compensation expense, non-cash lease expense, deferred income taxes, loss on sale of assets, net, and amortization of debt issuance costs. Changes in working capital balances increased cash provided by operating activities by $11.4 million and were primarily driven by decreases to accounts receivable, net, other receivables, inventory and other noncurrent assets and liabilities and increases in accounts payable, accrued expenses, and deferred revenue, partially offset by operating lease payments.

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

Net Cash Used in Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $55.0 million and was primarily comprised of investments in property and equipment to support our greenfield development and other initiatives, offset by the sale of property and equipment.

For the three months ended March 31, 2024, net cash used in investing activities was $76.9 million and was primarily comprised of investments in property and equipment to support our greenfield development and other initiatives, offset by the sale of property and equipment.

Net Cash Used in / Provided by Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities was $60.9 million and was primarily comprised of payments for the First Lien Term Loan and finance lease obligations, partially offset by proceeds related to the issuance of common stock under employee plans.

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

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in our 2024 Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2025.

Recent Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2024 Form 10-K.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on that evaluation, our management, including the President and Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2025 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth in Note 12 - Commitments & Contingencies to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to the legal proceedings described in Part I "Item 3. Legal Proceedings" and Note 18 Commitments & Contingencies to the consolidated financial statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in Part I. Item 1A. "Risk Factors" of our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plan Arrangements

During the three months ended March 31, 2025, none of the directors or officers of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408, except as described below:

On March 13, 2025, Joseph Matheny, Chief Innovation Officer, entered into a trading arrangement during an open window period under the Company’s Insider Trading Compliance Policy, intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the potential sale of up to 371,520 shares of the Company’s common stock until November 22, 2026.

Item 6. Exhibits.

Exhibit Number	Description	Form	File. No	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.2	06/01/2022
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.1	06/01/2023
3.3	Amended and Restated Bylaws of the Company	8-K	001-40542	3.2	07/02/2021
10.1†	Transition and Severance Agreement, effective as of January 6, 2025, by and between Mister Car Wash, Inc., and Markus Hartmann	8-K	001-40542	10.1	01-29-2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mister Car Wash, Inc.

Date: May 2, 2025	By:	/s/ John Lai
John Lai
Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2025	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial Officer)