Form 10-Q
period 2025-06-30
Mister Car Wash, Inc.
filed 2025-08-01
CIK 1853513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 24, 2025, the registrant had 327,275,242 shares of common stock, $0.01 par value per share, outstanding.

MISTER CAR WASH, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our future results of operations and financial position, business strategy and approach are forward-looking. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would” or the negative thereof or comparable terminology.

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

You are cautioned not to place undue reliance on such forward-looking statements. In addition, even if actual results are consistent with the forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q, they may not be indicative of results or developments in future periods.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mister Car Wash, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share data)	2025	2024	2025	2024
Net revenues	$265,415	$255,043	$527,071	$494,226

Costs and expenses
Cost of labor and chemicals	76,627	72,691	150,879	144,349
Other store operating expenses	108,850	99,543	218,517	196,346
General and administrative	25,113	24,912	49,772	54,622
Loss on sale of assets, net	679	2,897	790	1,364
Total costs and expenses	211,269	200,043	419,958	396,681
Operating income	54,146	55,000	107,113	97,545

Other (income) expense
Interest expense, net	15,172	20,254	31,195	40,278
Loss on extinguishment of debt	—	—	—	1,882
Other income	(21)	—	(21)	(5,189)
Total other expense, net	15,151	20,254	31,174	36,971
Income before taxes	38,995	34,746	75,939	60,574
Income tax provision	10,400	12,655	20,344	21,846
Net income	$28,595	$22,091	$55,595	$38,728

Other comprehensive income, net of tax
Gain on interest rate swap	350	—	350	—
Total comprehensive income	$28,945	$22,091	$55,945	$38,728

Earnings per share
Basic	$0.09	$0.07	$0.17	$0.12
Diluted	$0.09	$0.07	$0.17	$0.12
Weighted-average common shares outstanding
Basic	325,561,496	319,415,156	324,884,649	317,626,972
Diluted	331,824,299	328,325,135	331,655,434	329,168,640

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2025	2024
Cash flows from operating activities
Net income	$55,595	$38,728
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	42,655	39,856
Stock-based compensation expense	13,320	12,152
Loss on sale of assets, net	790	1,364
Loss on extinguishment of debt	—	1,882
Amortization of deferred debt issuance costs	574	713
Non-cash lease expense	27,262	24,037
Deferred income tax	17,131	19,903
Changes in assets and liabilities
Accounts receivable, net	(1,852)	(2,222)
Other receivables	230	(5,846)
Inventory, net	314	3,093
Prepaid expenses and other current assets	969	(1,267)
Accounts payable	2,471	3,251
Accrued expenses	(3,764)	3,022
Deferred revenue	2,554	2,070
Operating lease liability	(23,654)	(21,025)
Other noncurrent assets and liabilities	(217)	(829)
Net cash provided by operating activities	$134,378	$118,882

Cash flows from investing activities
Purchases of property and equipment	(113,112)	(163,096)
Proceeds from sale of property and equipment	1,783	18,454
Net cash used in investing activities	$(111,329)	$(144,642)

Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	3,662	2,773
Payments of tax withholding on option exercises	—	(19,290)
Proceeds from debt borrowings	—	925,000
Proceeds from revolving line of credit	—	92,000
Payments on debt borrowings	(67,307)	(901,201)
Payments on revolving line of credit	—	(84,000)
Payments of deferred debt issuance costs	—	(4,525)
Principal payments on finance lease obligations	(387)	(362)
Net cash provided by (used in) financing activities	$(64,032)	$10,395

Net change in cash and cash equivalents and restricted cash during period	(40,983)	(15,365)
Cash and cash equivalents and restricted cash at beginning of period	67,612	19,119
Cash and cash equivalents and restricted cash at end of period	$26,629	$3,754

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	26,405	3,609
Restricted cash, included in prepaid expenses and other current assets	224	145
Total cash, cash equivalents, and restricted cash	$26,629	$3,754

Supplemental disclosure of cash flow information
Cash paid for interest	$32,245	$39,646
Cash paid for income taxes	$2,204	$2,181

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$9,545	$21,119
Property and equipment accrued in other accrued expenses	$3,983	$—
Payment of debt financing costs in other accrued expenses	$—	$735

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Balance Sheets

(Unaudited)

	As of
(Amounts in thousands, except share and per share data)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$26,405	$67,463
Accounts receivable, net	2,642	791
Other receivables	11,423	13,518
Inventory, net	5,414	5,728
Prepaid expenses and other current assets	11,792	11,590
Total current assets	57,676	99,090
Property and equipment, net	880,527	814,600
Operating lease right of use assets, net	905,229	924,896
Other intangible assets, net	111,577	112,507
Goodwill	1,134,734	1,134,734
Other assets	16,254	15,969
Total assets	$3,105,997	$3,101,796

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$31,122	$30,020
Accrued payroll and related expenses	21,990	27,116
Other accrued expenses	34,908	39,162
Current maturities of long-term debt	—	6,920
Current maturities of operating lease liability	51,020	48,986
Current maturities of finance lease liability	834	804
Deferred revenue	36,514	33,960
Total current liabilities	176,388	186,968
Long-term debt, net	849,055	909,094
Operating lease liability	874,858	890,613
Financing lease liability	12,795	13,262
Deferred tax liabilities, net	118,988	101,741
Other long-term liabilities	2,930	1,766
Total liabilities	2,035,014	2,103,444
Stockholders’ equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 327,257,547 and 323,693,863 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	3,278	3,242
Additional paid-in capital	846,914	830,264
Accumulated other comprehensive income	350	—
Retained earnings	220,441	164,846
Total stockholders’ equity	1,070,983	998,352
Total liabilities and stockholders’ equity	$3,105,997	$3,101,796

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	323,693,863	$3,242	$830,264	$—	$164,846	$998,352
Stock-based compensation expense	—	—	6,843	—	—	6,843
Vesting of restricted stock units	137,425	1	(1)	—	—	—
Exercise of stock options	983,150	11	1,689	—	—	1,700
Net income	—	—	—	—	27,000	27,000
Balance as of March 31, 2025	324,814,438	$3,254	$838,795	$—	$191,846	$1,033,895
Stock-based compensation expense	—	—	6,477	—	—	6,477
Issuance of common stock under employee plans	188,893	2	1,233	—	—	1,235
Vesting of restricted stock units	1,697,973	17	(17)	—	—	—
Exercise of stock options	556,243	5	426	—	—	431
Gain on interest rate swap	—	—	—	350	—	350
Net income	—	—	—	—	28,595	28,595
Balance as of June 30, 2025	327,257,547	$3,278	$846,914	$350	$220,441	$1,070,983

Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	315,192,401	$3,157	$817,271	$—	$94,607	$915,035
Stock-based compensation expense	—	—	6,246	—	—	6,246
Vesting of restricted stock units	139,409	1	(1)	—	—	—
Exercise of stock options	4,116,291	42	704	—	—	746
Tax withholding on option exercises	(1,613,019)	(16)	(9,924)	—	—	(9,940)
Net income	—	—	—	—	16,637	16,637
Balance as of March 31, 2024	317,835,082	$3,184	$814,296	$—	$111,244	$928,724
Stock-based compensation expense	—	—	5,906	—	—	5,906
Issuance of common stock under employee plans	232,136	2	1,411	—	—	1,413
Vesting of restricted stock units	1,114,106	11	(11)	—	—	—
Exercise of stock options	3,599,539	36	625	—	—	661
Tax withholding on option exercises	(1,385,675)	(13)	(9,382)	—	—	(9,395)
Net income	—	—	—	—	22,091	22,091
Balance as of June 30, 2024	321,395,188	$3,220	$812,845	$—	$133,335	$949,400

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

1. Nature of Business

Mister Car Wash, Inc., a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is based in Tucson, Arizona and is a provider of conveyorized car wash services. We primarily operate Express Exterior Locations, which offer express exterior cleaning services along with free vacuum services, and interior cleaning services at select locations. As of June 30, 2025, we operated 522 car washes in 21 states.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the 2024 Form 10-K.

The consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal and recurring nature. The consolidated results of operations and comprehensive income for the three and six months ended June 30, 2025 are not necessarily indicative of the consolidated results of operations and comprehensive income that may be expected for any other future interim or annual period.

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

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $169 and $123 as of June 30, 2025 and December 31, 2024, respectively. The activity in the allowance for doubtful accounts was immaterial for the three and six months ended June 30, 2025 and 2024.

Other Receivables

Other receivables consisted of the following for the periods presented:

	As of
	June 30, 2025	December 31, 2024
Payroll tax withholding and exercise proceeds receivable	$—	$834
Construction receivable	3,632	4,584
Income tax receivable	296	1,864
Insurance receivable	5,622	4,250
Other	1,873	1,986
Total other receivables	$11,423	$13,518

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following for the periods presented:

	As of
	June 30, 2025	December 31, 2024
Spare parts	$3,761	$4,801
Prepaid insurance	2,809	2,658
Other	5,222	4,131
Total prepaid expenses and other current assets	$11,792	$11,590

Inventory, Net

Inventory consisted of the following for the periods presented:

	As of
	June 30, 2025	December 31, 2024
Chemical washing solutions	$5,454	$5,831
Other	71	14
Total inventory, gross	5,525	5,845
Reserve for obsolescence	(111)	(117)
Total inventory, net	$5,414	$5,728

The activity in the reserve for obsolescence was immaterial for the three and six months ended June 30, 2025 and 2024.

Derivative Financial Instruments

The Company has a pay fixed, receive variable interest rate swap contract (“Swap”) to manage its exposure to changes in interest rates. The Swap is recognized in the consolidated balance sheets at fair value. The Swap is a cash flow hedge and is recorded using hedge accounting, as such, changes in the fair value of the Swap are recorded in Other comprehensive income (loss), net of tax until the hedged item is recognized in earnings. Amounts reported in Other comprehensive income, net of tax related to the Swap are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The swap is scheduled to terminate June 30, 2027.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative used as a hedging instrument is highly effective in offsetting the changes in the cash flow of the hedged item. If it is determined that the derivative is not highly effective as a hedge or ceases to be highly effective, the Company will discontinue hedge accounting prospectively. See Note 8- Fair Value Measurements and Note 9-Interest Rate Swap for additional information.

Revenue Recognition

The following table summarizes the composition of our net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Recognized over time	$200,191	$184,082	$392,039	$360,341
Recognized at a point in time	64,917	70,861	134,601	133,707
Other revenue	307	100	431	178
Net revenues	$265,415	$255,043	$527,071	$494,226

Earnings Per Share

Reconciliations of the numerators and denominators of the basic and diluted earnings per share calculations for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income	$28,595	$22,091	$55,595	$38,728

Denominator
Weighted-average common shares outstanding - basic	325,561,496	319,415,156	324,884,649	317,626,972
Effect of potentially dilutive securities
Stock options	3,721,922	7,509,205	4,046,601	10,097,192
Restricted stock units	2,538,733	1,399,443	2,721,188	1,428,419
Stock purchase rights	2,148	1,331	2,996	16,057
Weighted-average common shares outstanding - diluted	331,824,299	328,325,135	331,655,434	329,168,640

Earnings per share - basic	$0.09	$0.07	$0.17	$0.12
Earnings per share - diluted	$0.09	$0.07	$0.17	$0.12

The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	4,864,949	4,153,264	4,894,707	3,909,744
Restricted stock units	1,409,548	1,336,924	704,777	668,462
Stock purchase rights	82,581	95,582	41,293	49,358

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

In March 2024, we determined that we qualified for and recognized $4,663 (net of tax advisory costs) in relief for the period from March 13, 2020 to December 31, 2020. Upon receipt of the credit, we will owe an immaterial amount for tax advisory costs associated with the assessment of the tax credit. As there is no authoritative guidance under U.S. GAAP for government assistance to for-profit business entities, the Company accounted for the ERC by analogy to International Accounting Standards 20, or IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance of receipt of the identified ERC amount and recorded the credit in Other income on our consolidated statements of operations and comprehensive income.

As of June 30, 2025 and December 31, 2024, the tax credit receivable was $4,663. This amount is included in Other assets on our consolidated balance sheet.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The adoption of this ASU will be reflected in the Company's annual financial statements for the year ending December 31, 2025, and is not expected to have a material impact on our consolidated financial statements.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	June 30, 2025	December 31, 2024
Land	$135,390	$123,550
Buildings and improvements	379,634	328,664
Finance leases	16,497	16,554
Leasehold improvements	162,465	151,635
Vehicles and equipment	366,598	353,660
Furniture, fixtures and equipment	105,767	106,271
Construction in progress	72,557	61,153
Property and equipment, gross	1,238,908	1,141,487
Accumulated depreciation	(353,692)	(322,676)
Accumulated amortization - finance leases	(4,689)	(4,211)
Property and equipment, net	$880,527	$814,600

For the three months ended June 30, 2025 and 2024, depreciation expense was $21,032 and $18,372, respectively. For the six months ended June 30, 2025 and 2024, depreciation expense was $41,239 and $36,072, respectively.

For the three months ended June 30, 2025 and 2024, amortization expense on finance leases was $242 and $251, respectively. For the six months ended June 30, 2025 and 2024, amortization expense on finance leases was $486 and $502, respectively.

During the second quarter of 2025, the Company sold a car wash location that was classified as held for sale. Based on the net proceeds of the sale, a gain of $338 was recorded during the second quarter of 2025. The gain was recorded in loss on sale of assets, net on the consolidated statements of operations and comprehensive income.

As of June 30, 2025, the two car wash locations classified as held for sale have a net book value of $3,294. The assets of these locations are recorded in property and equipment, net on the consolidated balance sheets.

4. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	June 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and trademarks	$107,000	$—	$107,000	$—
Customer relationships	9,700	7,253	9,700	7,019
Covenants not to compete	6,940	4,810	13,230	10,404
Other intangible assets, net	$123,640	$12,063	$129,930	$17,423

For the three months ended June 30, 2025 and 2024, amortization expense associated with our finite-lived intangible assets was $464 and $1,638, respectively. For the six months ended June 30, 2025 and 2024, amortization expense associated with our finite-lived intangible assets was $930 and $3,282, respectively.

As of June 30, 2025, estimated future amortization expense was as follows:

Fiscal Year Ending:
2025 (remaining six months)	$897
2026	1,585
2027	758
2028	433
2029	310
Thereafter	594
Total estimated future amortization expense	$4,577

5. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	June 30, 2025	December 31, 2024
Utilities	$7,444	$6,685
Accrued tax expense	12,028	11,485
Insurance expense	6,540	4,843
Greenfield development accruals	3,983	9,653
Other	4,913	6,496
Total other accrued expenses	$34,908	$39,162

Accrued tax expense is comprised of federal, state, and local taxes payable for property, income, sales, use, and personal property.

Greenfield development accruals represent an obligation to pay for invoices not yet received, primarily related to land and buildings and improvements, on properties which we have taken control of as of June 30, 2025 and December 31, 2024.

6. Income Taxes

The effective income tax rates on continuing operations for the six months ended June 30, 2025 and 2024 were 26.8% and 36.1%, respectively. In general, the effective tax rates differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible expenses such as those related to certain executive compensation, and discrete tax expenses related to stock option exercises during the period.

The year-to-date provision for income taxes for the six months ended June 30, 2025 included taxes on earnings at an anticipated annual effective tax rate of 25.3% and a net, unfavorable tax impact of $1,095 related primarily to discrete tax expense originating from stock options exercised during the six months ended June 30, 2025.

The year-to-date provision for income taxes for the six months ended June 30, 2024 included taxes on earnings at an anticipated annual effective tax rate of 25.5% and a net, unfavorable tax impact of $6,399 related primarily to discrete tax expense originating from stock options exercised during the six months ended June 30, 2024.

On July 4, 2025, the "One Big Beautiful Bill Act” (the "OBBBA") was signed into law. The OBBBA includes a broad range of tax reform provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”), and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective for the 2025 tax year and others being implemented through 2027. We are currently evaluating the impact of the OBBBA, including the extension of TCJA provisions, on our consolidated financial statements.

For the six months ended June 30, 2025 and 2024, we recorded $44 and $219 related to unrecognized tax benefits or interest and penalties related to any uncertain tax positions.

7. Debt

Long-term debt consisted of the following as of the periods presented:

				As of
	Maturity	Stated Interest Rate	Effective Interest Rate	June 30, 2025	December 31, 2024
Credit agreement
First lien term loan	March 27, 2031	6.83%	6.95%	$853,074	$920,381
Unamortized discount and debt issuance costs				(4,019)	(4,367)
Current maturities of debt				—	(6,920)
Total long-term portion of debt, net				$849,055	$909,094

As of June 30, 2025, there are no payments required until the maturity date.

As of June 30, 2025 and December 31, 2024, unamortized discount and debt issuance costs were $5,729 and $6,304, respectively, and accumulated amortization of debt issuance costs was $4,591 and $4,018, respectively.

For the three months ended June 30, 2025 and 2024, the amortization of debt issuance costs in interest expense, net in the consolidated statements of operations and comprehensive income was approximately $288 and $303, respectively.

For the six months ended June 30, 2025 and 2024, the amortization of debt issuance costs in interest expense, net in the consolidated statements of operations and comprehensive income was approximately $574 and $713, respectively.

Amended and Restated First Lien Credit Agreement

On August 21, 2014, we entered into a Credit Agreement (“Credit Agreement”) which was originally comprised of a term loan (“First Lien Term Loan”) and a revolving commitment (“Revolving Commitment”), which was subsequently amended and restated. The Credit Agreement was collateralized by substantially all personal property (including cash, inventory, property and equipment, and intangible assets), real property, and equity interests owned by us.

First Lien Term Loan

In March 2024, we entered into Amendment No. 5 to the Credit Agreement with the lenders party thereto, and Bank of America, N.A. (“BofA”) as the successor administrative agent and collateral agent. This amendment further modified the Credit Agreement by providing $925,000 in first lien term commitments, consisting of $901,201 to refinance outstanding term loans and $23,799 in additional incremental term commitments (collectively, the “2024 Term Loans”). Starting September 30, 2024, the loans will be amortized in equal quarterly installments at an annual rate of 1.00% of the original principal amount. In connection with Amendment No. 5, we expensed $1,882 of previously unamortized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of operations and comprehensive income.

In November 2024, we entered into Amendment No. 6 to the Credit Agreement with the lenders party thereto, and BofA as the successor administrative agent and collateral agent. This amendment further modified the Credit Agreement by resetting the soft call protection of 1% for voluntary prepayments of the Term Loans to last for six months after the effective date of this Amendment, as well as repricing the Term and Revolving Loans margins, where each was reduced by 0.25%. In connection with Amendment No. 6, we expensed $94 of previously unamortized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of operations and comprehensive income.

Revolving Commitment

Amendment No. 5 to our Credit Agreement also increased our borrowing capacity under the Revolving Commitment from $150,000 to $300,000. Any unused commitment fee is also payable based on the First Lien Net Leverage Ratio. The Credit Agreement requires a Rent Adjusted Total Net Leverage Ratio no greater than 6.50 to 1.00, tested quarterly beginning with the quarter ending September 30, 2024, for the benefit of lenders holding the Revolving Commitment.

The maximum available borrowing capacity under the Revolving Commitment is reduced by outstanding letters of credit under the Revolving Commitment. As of June 30, 2025 and December 31, 2024, the available borrowing capacity under the Revolving Commitment was $299,791.

In addition, an unused commitment fee based on our First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of June 30, 2025 and December 31, 2024, the unused commitment fee was 0.20% and 0.25%, respectively.

Standby Letters of Credit

As of June 30, 2025, we have a letter of credit sublimit of $90,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $300,000. Any letter of credit issued under the Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2 to the Credit Agreement. Letters of credit under the Revolving Commitments reduce the maximum available borrowing capacity under the Revolving Commitment. As of June 30, 2025 and December 31, 2024, the amounts associated with outstanding letters of credit were $209.

Covenants

As of June 30, 2025, we were in compliance with all covenants related to our long-term debt.

8. Fair Value Measurements

The following table presents financial assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2025:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation plan	$7,059	$7,059	$—	$—
Interest rate swap	$466	$—	$466	$—
Liabilities
Deferred compensation plan	$4,266	$4,266	$—	$—
Contingent consideration	$4,328	$—	$—	$4,328

The following table presents financial assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2024:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation plan	$6,487	$6,487	$—	$—
Liabilities
Deferred compensation plan	$4,425	$4,425	$—	$—
Contingent consideration	$4,328	$—	$—	$4,328

We measure the fair value of our financial assets and liabilities using the highest level of inputs that are available as of the measurement date. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to the immediate or short-term maturity of these financial instruments. See Note 9 Interest Rate Swap for additional information on the interest rate swap.

As of June 30, 2025, and December 31, 2024, we did not hold any cash investments.

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

As of June 30, 2025 and December 31, 2024, the fair value of our First Lien Term Loan approximated its carrying value due to the debt’s variable interest rate terms.

We recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition in December 2021. We measured its contingent consideration liability using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and our most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when we obtained the certificate of occupancy for the car wash and opened it to the public in 2023 and an annual payment based on certain financial metrics of the acquired business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. We determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at June 30, 2025. No payments were made during the three and six months ended June 30, 2025 and 2024.

During the three and six months ended June 30, 2025 and 2024, there were no transfers between fair value measurement levels.

9. Interest Rate Swap

On April 28, 2025, the Company executed a pay-fixed, receive-floating interest rate swap (the “Swap”) to mitigate variability in forecasted interest payments on an aggregate notional amount of $250,000 of the Company’s variable-rate First Lien Term Loan. The Swap has an effective date of June 30, 2025, with a maturity date of June 30, 2027. The Company designated the Swap as a cash flow hedge.

As of June 30, 2025, information pertaining to the Swap is as follows:

Notional Amount	Fair Value	Pay-Fixed	Receive-Floating	Maturity Date
$250,000	$466	3.369%	4.327%	June 30, 2027

As of June 30, 2025 and December 31, 2024, the current portion of the fair value of the Swap was $1,096 and $0, respectively, and is included in prepaid and other current assets in the accompanying consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, the long-term portion of the fair value of the Swap was $630 and $0, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.

For the three and six months ended June 30, 2025 and 2024, amounts reported in other comprehensive income in the accompanying consolidated statements of operations and comprehensive income are net of tax of $116 and $0, respectively.

10. Leases

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	June 30, 2025	December 31, 2024
Assets
Operating	Operating right of use assets, net	$905,229	$924,896
Finance	Property and equipment, net	11,809	12,344
Total lease assets		$917,038	$937,240

Liabilities
Current
Operating	Current maturities of operating lease liability	$51,020	$48,986
Finance	Current maturities of finance lease liability	834	804
Long-term
Operating	Operating lease liability	874,858	890,613
Finance	Financing lease liability	12,795	13,262
Total lease liabilities		$939,507	$953,665

Components of total lease cost, net, consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense(a)	$30,783	$27,659	$61,487	$54,871
Finance lease expense
Amortization of lease assets	243	251	487	502
Interest on lease liabilities	245	260	495	524
Short-term lease expense	22	52	39	103
Variable lease expense(b)	3,015	2,756	10,909	10,020
Total lease expense	$34,308	$30,978	$73,417	$66,020
a)
Operating lease expense includes an immaterial amount of sublease income and is included in other store operating expenses and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
b)
Variable lease costs consist of property taxes, property insurance, and common area or other maintenance costs for our leases of land and buildings and is included in other store operating expenses in the accompanying consolidated statements of operations and comprehensive income.

The following includes supplemental information for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating cash flows from operating leases	$29,909	$26,843	$59,429	$53,360
Operating cash flows from finance leases	$245	$260	$495	$524
Financing cash flows from finance leases	$194	$182	$387	$362

Operating lease ROU assets obtained in exchange for lease liabilities	$335	$20,237	$7,595	$34,947

Weighted-average remaining operating lease term	13.59	13.67	13.59	13.67
Weighted-average remaining finance lease term	14.46	15.19	14.46	15.19

Weighted-average operating lease discount rate	8.13%	8.09%	8.13%	8.09%
Weighted-average finance lease discount rate	7.34%	7.33%	7.34%	7.33%

As of June 30, 2025, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2025 (remaining six months)	$60,236	$887
2026	120,250	1,792
2027	116,681	1,819
2028	110,411	1,846
2029	109,812	1,575
Thereafter	1,061,661	16,850
Total future minimum obligations	$1,579,051	$24,769
Present value discount	(653,173)	(11,140)
Present value of net future minimum lease obligations	$925,878	$13,629
Current portion	(51,020)	(834)
Long-term obligations	$874,858	$12,795

Forward-Starting Leases

As of June 30, 2025, we entered into 11 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2025 through 2027 with initial lease terms of 15 to 20 years.

As of December 31, 2024, we entered into 10 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2025 through 2027 with initial lease terms of 15 to 20 years.

Sale-Leaseback Transactions

During the three and six months ended June 30, 2025, we did not complete any sale-leaseback transactions.

During the three and six months ended June 30, 2024, we completed three and four sale-leaseback transactions related to car wash locations, respectively, with aggregate consideration of $13,845 and $18,745, respectively, resulting in net losses of $2,658 and $961, respectively, which are included in (gain) loss on sale of assets in the accompanying consolidated statements of operations and comprehensive income. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated in the three and six months ended June 30, 2024, the cumulative initial annual rent for the property was approximately $881 and $1,187, respectively, subject to annual escalations. These leases are accounted for as operating leases.

11. Stockholders’ Equity

As of June 30, 2025, there were 1,000,000,000 shares of common stock authorized, 333,430,468 shares of common stock issued, and 327,257,547 shares of common stock outstanding.

As of December 31, 2024, there were 1,000,000,000 shares of common stock authorized, 329,866,784 shares of common stock issued, and 323,693,863 shares of common stock outstanding.

As of June 30, 2025 and December 31, 2024, there were 5,000,000 shares of preferred stock authorized, and none were issued or outstanding.

We use the cost method to account for treasury stock. As of June 30, 2025 and December 31, 2024, we had 6,172,921 shares of treasury stock. As of June 30, 2025 and December 31, 2024, the cost of treasury stock included in additional paid-in capital in the accompanying consolidated balance sheets was $28,895.

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

2021 ESPP

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP during the periods presented:

Six Months Ended June 30,
	2025	2024
Expected volatility	39.42% - 42.14%	49.59% - 50.14%
Risk-free interest rate	4.30% - 4.44%	5.38% - 5.41%
Expected term (in years)	0.49 - 0.50	0.49 - 0.50
Expected dividend yield	None	None

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2021 Plan during the periods presented:

	Six Months Ended June 30,
	2025	2024
Expected volatility	46.74%	45.98%
Risk-free interest rate	4.07%	4.52%
Expected term (in years)	6.0	6.0
Expected dividend yield	None	None

Stock Options

A summary of our stock option activity during the period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	9,137,994	1,897,467	11,035,461	$5.70
Granted	1,583,512	—	1,583,512	$7.08
Exercised	(986,093)	(553,300)	(1,539,393)	$1.38
Forfeited	(193,073)	—	(193,073)	$9.39
Outstanding as of June 30, 2025	9,542,340	1,344,167	10,886,507	$6.44
Options vested or expected to vest as of June 30, 2025	9,010,111	1,344,167	10,354,278	$9.16
Options exercisable as of June 30, 2025	5,950,001	1,344,167	7,294,168	$5.69

The number and weighted-average grant date fair value of stock options during the period presented are as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Unvested as of December 31, 2024	3,544,956	—	$4.05	—
Granted	1,583,512	—	$3.56	—
Vested	(1,450,382)	—	$4.12	—
Forfeited	(85,746)	—	$4.24	—
Unvested as of June 30, 2025	3,592,340	—	$3.79	—

We granted 1,583,512 Time Vesting Options with a grant date fair value of $5,637 during the six months ended June 30, 2025. There were no Performance Vesting Options granted during the six months ended June 30, 2025.

The fair value of shares attributable to stock options that vested during the six months ended June 30, 2025 was $10,426.

As of June 30, 2025, the weighted-average remaining contractual life of outstanding stock options was approximately 6.01 years.

Restricted Stock Units

A summary of our RSU activity during the period presented is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	4,812,481	$8.10
Granted	3,037,300	7.08
Vested	(1,835,398)	8.56
Forfeited	(320,535)	7.55
Unvested as of June 30, 2025	5,693,848	$7.44

We granted 3,037,300 RSUs with a grant date fair value of $21,503 during the six months ended June 30, 2025.

The fair value of shares attributable to RSUs that vested during the six months ended June 30, 2025 was $13,067.

As of June 30, 2025, the weighted-average remaining contractual life of outstanding RSUs was approximately 9.26 years.

Stock-Based Compensation Expense

We estimated a forfeiture rate of 10.26% for awards with service-based vesting conditions based on historical experience and future expectations of the vesting of these share-based payments. We used this rate as an assumption in calculating stock-based compensation expense for Time Vesting Options, RSUs, and stock purchase rights granted under the 2021 ESPP.

Total stock-based compensation expense, by caption, recorded in the consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of labor and chemicals	$2,794	$2,465	$5,576	$4,938
General and administrative	3,683	3,441	7,744	7,214
Total stock-based compensation expense	$6,477	$5,906	$13,320	$12,152

Total stock-based compensation expense, by award type, recorded in the consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Time Vesting Options	$1,511	$1,382	$3,374	$2,959
RSUs	4,774	4,348	9,562	8,755
2021 ESPP	192	176	384	438
Total stock-based compensation expense	$6,477	$5,906	$13,320	$12,152

As of June 30, 2025, total unrecognized compensation expense related to unvested Time Vesting Options was $9,258, which is expected to be recognized over a weighted-average period of 3.95 years.

As of June 30, 2025, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of June 30, 2025, total unrecognized compensation expense related to unvested RSUs was $25,919, which is expected to be recognized over a weighted-average period of 2.34 years.

As of June 30, 2025, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $289, which is expected to be recognized over a weighted-average period of 0.38 years.

13. Commitments and Contingencies

Litigation

We are involved from time to time in various legal proceedings related to employment practices, environmental issues, commercial disputes, antitrust and other regulatory matters concerning our business. We record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount of loss can be reasonably estimated. The Company does not believe that any proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows; it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual fiscal quarter or year.

Insurance

We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of June 30, 2025 and December 31, 2024, we accrued $6,468 and $4,803, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying consolidated balance sheets. As of June 30, 2025 and December 31, 2024, we recorded $5,622 and $4,250, respectively, in receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying consolidated balance sheets. The receivables are paid when the claim is finalized, and the reserved amounts on these claims are expected to be paid within one year.

14. Segment Information

The Company operates as one operating segment where it derives its revenues from activities related to providing car wash services at its car wash locations that are geographically diversified throughout the United States and have similar economic characteristics and nature of services.

To assess consolidated performance the chief operating decision maker (“CODM”), who is the Chief Executive Officer, evaluates the operating results and performance through net income. Our CODM regularly reviews net income as reported on the consolidated statement of operations and comprehensive income and total assets as reported on the consolidated balance sheet for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. As presented on the consolidated statements of operations and comprehensive income, the CODM views consolidated expense information related to the cost of labor and chemicals, other store operating expenses, and general and administrative expenses to be significant and there are no other significant segment expenses or items that would require disclosure.

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

Who We Are

Mister Car Wash, Inc. is the nation's leading car wash brand, primarily offering express exterior cleaning services, with interior cleaning services at select locations, across 522 car washes in 21 states as of June 30, 2025. We offer a monthly subscription program, which we call the Unlimited Wash Club® (“UWC”), as a flexible, quick, and convenient option for customers to keep their cars clean. Our scale and over 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure, and technology that improve speed of service, quality, and sustainability and realize strong financial performance.

Factors Affecting Our Business and Trends

We believe that our business and growth depend on a number of factors that present significant opportunities for us and may involve risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K.

•

Growth in comparable store sales. Comparable store sales have been a driver of our net revenue growth. We will seek to continue to grow our comparable store sales by increasing the number of UWC Members, maximizing efficiency and throughput of our car wash locations, optimizing marketing spend to add new customers, and increasing customer visitation frequency.

•

Number and loyalty of UWC Members. The UWC program is an important element of our business. UWC Members contribute a large portion of our net revenue and provide recurring revenue through their monthly membership fees.

•

Labor management. Hiring and retaining skilled team members and experienced management represents one of our largest investments. We believe people are the key to our success and we have been able to successfully attract and retain engaged, high-quality team members by paying competitive wages, offering attractive benefit packages, and providing robust training and development opportunities. While the competition for skilled labor is intense and subject to high turnover, we believe our approach to wages and benefits will continue to allow us to attract suitable team members and management to support our growth.

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

Greenfield Location Development

While we continue to explore and evaluate acquisition opportunities, more recently, a component of our growth strategy has been to grow through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and we anticipate further pursuit of this strategy in the future. We believe such a strategy will provide a more controllable pipeline of unit growth for future locations in existing and adjacent markets.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Financial and Operating Data:
Location count (end of period)	522	491	522	491
Comparable store sales growth	1.2%	2.4%	3.6%	1.6%
UWC Members (in thousands, end of period)	2,228	2,126	2,228	2,126
UWC sales as a percentage of total wash sales	76%	72%	74%	73%
Net income	$28,595	$22,091	$55,595	$38,728
Net income margin	10.8%	8.7%	10.5%	7.8%
Adjusted EBITDA	$87,046	$88,692	$172,695	$163,864
Adjusted EBITDA margin	32.8%	34.8%	32.8%	33.2%

Location Count (end of period)

Our location count refers to the total number of car wash locations at the end of a period, inclusive of new greenfield locations, acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions, and closings, have, and will continue to have, an impact on our performance. In the three and six months ended June 30, 2025, we increased our location count by 4 and 8 greenfield locations, respectively.

Our Express Exterior Locations, which offer express exterior cleaning services, comprise 459 of our current locations and our Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services, comprise 63 of our current locations.

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

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 2.2 million UWC Members as of June 30, 2025. UWC Members grew by approximately 5% from December 31, 2024 through June 30, 2025.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. UWC sales were 76% and 72% of our total wash sales for the three months ended June 30, 2025 and 2024, respectively. UWC sales were 74% and 73% of our total wash sales for the six months ended June 30, 2025 and 2024, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP measure of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Adjusted EBITDA is defined as net income before interest expense, net, income tax provision, depreciation and amortization expense, loss on sale of assets, stock-based compensation expense, acquisition expenses, non-cash rent expense, debt refinancing costs, and other nonrecurring charges. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues for a given period.

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

Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation; to evaluate in conjunction with U.S. GAAP measures of performance, the effectiveness of our business strategies; to make budgeting decisions; and because our Credit Agreement uses measures similar to Adjusted EBITDA to measure our compliance with certain covenants.

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

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$28,595	$22,091	$55,595	$38,728
Interest expense, net	15,172	20,254	31,195	40,278
Income tax provision	10,400	12,655	20,344	21,846
Depreciation and amortization expense	21,738	20,261	42,655	39,856
Loss on sale of assets, net (a)	679	2,897	790	1,364
Stock-based compensation expense (b)	7,274	6,791	14,390	13,593
Acquisition expenses (c)	1,199	548	2,613	1,113
Non-cash rent expense (d)	1,652	1,495	3,618	2,982
Debt refinancing costs (e)	—	—	—	1,882
Employee retention credit	—	—	—	(5,189)
Other (f)	337	1,700	1,495	7,411
Adjusted EBITDA	$87,046	$88,692	$172,695	$163,864
Net revenues	$265,415	$255,043	$527,071	$494,226
Net income margin	10.8%	8.7%	10.5%	7.8%
Adjusted EBITDA margin	32.8%	34.8%	32.8%	33.2%
(a)
Consists of losses on the disposition of assets associated with sale leaseback transactions, the sale of property and equipment, and store closures or the impairments associated with store closures and relocations.
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

Results of Operations for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025		2024
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$265,415	100%	$255,043	100%

Costs and expenses
Cost of labor and chemicals	76,627	29%	72,691	29%
Other store operating expenses	108,850	41%	99,543	39%
General and administrative	25,113	9%	24,912	10%
Loss on sale of assets, net	679	0%	2,897	1%
Total costs and expenses	211,269	80%	200,043	78%
Operating income	54,146	20%	55,000	22%

Other (income) expense
Interest expense, net	15,172	6%	20,254	8%
Other income	(21)	(0)%	—	0%
Total other expense, net	15,151	6%	20,254	8%
Income before taxes	38,995	15%	34,746	14%
Income tax provision	10,400	4%	12,655	5%
Net income	$28,595	11%	$22,091	9%

Net Revenues

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Net revenues	$265,415	$255,043	$10,372	4%

The increase in net revenues was primarily attributable to growth in UWC Members, wash package mix, and the year-over-year addition of 31 locations.

Cost of Labor and Chemicals

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Cost of labor and chemicals	$76,627	$72,691	$3,936	5%
Percentage of net revenues	29%	29%

The increase in cost of labor and chemicals was primarily attributable to an increase in volume and the year-over-year addition of 31 locations, as well as increased store labor rates, partially offset by labor optimization and lower chemical costs due to new formulations and strategic partnerships.

Other Store Operating Expenses

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Other store operating expenses	$108,850	$99,543	$9,307	9%
Percentage of net revenues	41%	39%

The increase in other store operating expenses was primarily attributable to the year-over-year addition of 31 locations, increased utilities and maintenance expenses, as well as additional rent expense for the addition of 36 net new land and building leases between periods.

General and Administrative

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
General and administrative	$25,113	$24,912	$201	1%
Percentage of net revenues	9%	10%

The increase in general and administrative expenses was primarily attributable to increased investments in marketing as well as other costs to support strategic growth initiatives. These increases were partially offset by lower amortization expense and compensation expenses.

Loss on Sale of Assets, Net

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Loss on sale of assets, net	$679	$2,897	$(2,218)	(77)%
Percentage of net revenues	0%	1%

The change in loss on sale of assets was primarily driven by gains associated with sale-leaseback activity in the prior year compared to losses associated with asset retirements and no sale-leaseback activity in the current year.

Total Other Expense, Net

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Total other expense, net	$15,151	$20,254	$(5,103)	(25)%
Percentage of net revenues	6%	8%

The decrease is attributable to a $5.1 million decrease in interest expense, net driven by lower average interest rates and $71.9 million of principal payments on the First Lien Term Loan between periods.

Income Tax Provision

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Income tax provision	$10,400	$12,655	$(2,255)	(18)%
Percentage of net revenues	4%	5%

The decrease in income tax provision was primarily attributable to the change in net, unfavorable income tax impact from equity awards activity as compared to the prior year.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025		2024
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$527,071	100%	$494,226	100%

Costs and expenses
Cost of labor and chemicals	150,879	29%	144,349	29%
Other store operating expenses	218,517	41%	196,346	40%
General and administrative	49,772	9%	54,622	11%
Loss on sale of assets, net	790	0%	1,364	0%
Total costs and expenses	419,958	80%	396,681	80%
Operating income	107,113	20%	97,545	20%

Other (income) expense
Interest expense, net	31,195	6%	40,278	8%
Loss on extinguishment of debt	—	0%	1,882	0%
Other income	(21)	(0)%	(5,189)	(1)%
Total other expense, net	31,174	6%	36,971	7%
Income before taxes	75,939	14%	60,574	12%
Income tax provision	20,344	4%	21,846	4%
Net income	$55,595	11%	$38,728	8%

Net Revenues

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Net revenues	$527,071	$494,226	$32,845	7%

The increase in net revenues was primarily attributable to growth in UWC Members, increased retail customer traffic, wash package mix, and the year-over-year addition of 31 locations.

Cost of Labor and Chemicals

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Cost of labor and chemicals	$150,879	$144,349	$6,530	5%
Percentage of net revenues	29%	29%

The increase in cost of labor and chemicals was primarily attributable to an increase in volume and the year-over-year addition of 31 locations, as well as increased store labor rates, partially offset by labor optimization and lower chemical costs due to new formulations and strategic partnerships.

Other Store Operating Expenses

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Other store operating expenses	$218,517	$196,346	$22,171	11%
Percentage of net revenues	41%	40%

The increase in other store operating expenses was primarily attributable to the year-over-year addition of 31 locations, increased utilities and maintenance expenses, as well as additional rent expense for the addition of 36 net new land and building leases between periods.

General and Administrative

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
General and administrative	$49,772	$54,622	$(4,850)	(9)%
Percentage of net revenues	9%	11%

The decrease in general and administrative expenses was primarily attributable to the debt refinancing costs in the prior year and decreased amortization expense due to intangible assets that fully amortized in the prior year, partially offset by investments in marketing as well as other costs to support strategic growth initiatives.

Loss on Sale of Assets, Net

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Loss on sale of assets, net	$790	$1,364	$(574)	(42)%
Percentage of net revenues	0%	0%

The change in loss on sale of assets was primarily driven by gains associated with sale-leaseback activity in the prior year compared to losses associated with asset retirements and no sale-leaseback activity in the current year.

Total Other Expense, Net

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Total other expense, net	$31,174	$36,971	$(5,797)	(16)%
Percentage of net revenues	6%	7%

The decrease is primarily attributable to a $9.1 million decrease in interest expense, net driven by lower average interest rates and $71.9 million of principal payments on the First Lien Term Loan between periods, as well as $1.9 million loss on extinguishment of debt related to our debt refinancing activity in the prior year, partially offset by the $5.2 million gain related to the recognition of an employee retention credit in the prior year.

Income Tax Provision

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Income tax provision	$20,344	$21,846	$(1,502)	(7)%
Percentage of net revenues	4%	4%

The decrease in income tax provision was primarily attributable to the change in net, unfavorable income tax impact from equity awards activity as compared to the prior year.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, which includes lease payments, pursue greenfield location development and acquisitions of new locations, and to service our indebtedness. Historically, these cash requirements have been met through funds raised by the sale of our common stock, utilization of our credit facilities, sale-leaseback transactions, and cash provided by operations.

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $26.4 million and $67.5 million, respectively, and $299.8 million of available borrowing capacity under our Revolving Commitment.

For a description of our credit facilities and our recent debt refinancing, please see Note 7 Debt in the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of June 30, 2025, we were in compliance with the covenants under the Credit Agreement.

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

Cash Flows for the Six Months Ended June 30, 2025 and 2024

Operating Activities. For the six months ended June 30, 2025, net cash provided by operating activities was $134.4 million and was comprised of net income of $55.6 million, increased by $101.7 million as a result of non-cash adjustments including depreciation and amortization expense, stock-based compensation expense, non-cash lease expense, deferred income taxes, loss on sale of assets, net, and amortization of debt issuance costs. Changes in working capital balances decreased cash provided by operating activities by $22.9 million and were primarily driven by operating lease payments.

For the six months ended June 30, 2024, net cash provided by operating activities was $118.9 million and was comprised of net income of $38.7 million, increased by $99.9 million as a result of non-cash adjustments comprised primarily of depreciation and amortization expense, stock-based compensation expense, non-cash lease expense, deferred income taxes, a loss on disposal of property and equipment, a loss on extinguishment of debt, and amortization of debt issuance costs. Changes in working capital balances decreased cash provided by operating activities by $19.8 million and were primarily driven by operating lease payments.

Investing Activities. For the six months ended June 30, 2025, net cash used in investing activities was $111.3 million and was primarily comprised of investments in property and equipment to support our greenfield development and other initiatives, offset by the sale of property and equipment.

For the six months ended June 30, 2024, net cash used in investing activities was $144.6 million and was primarily comprised of investments in property and equipment to support our greenfield development and other initiatives, offset by the sale of property and equipment.

Financing Activities. For the six months ended June 30, 2025, net cash used in financing activities was $64.0 million and was primarily comprised of payments for the First Lien Term Loan and finance lease obligations, partially offset by proceeds related to the issuance of common stock under employee plans.

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

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in our 2024 Form 10-K. There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2025.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on that evaluation, our management, including the President and Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2025 in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth in Note 13 - Commitments & Contingencies to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to the legal proceedings described in Part I "Item 3. Legal Proceedings" and Note 18 Commitments & Contingencies to the consolidated financial statements of our 2024 Form 10-K.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in Part I. Item 1A. "Risk Factors" of our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plan Arrangements

During the three months ended June 30, 2025, none of the directors or officers of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined under Item 408 of Regulation S-K.

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

Mister Car Wash, Inc.

Date: August 1, 2025	By:	/s/ John Lai
John Lai
Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2025	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial Officer)