Form 10-Q
period 2025-09-30
Mister Car Wash, Inc.
filed 2025-10-31
CIK 1853513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 23, 2025, the registrant had 327,568,371 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mister Car Wash, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share data)	2025	2024	2025	2024
Net revenues	$263,417	$249,329	$790,488	$743,555

Costs and expenses
Cost of labor and chemicals	76,581	73,617	227,460	217,966
Other store operating expenses	109,531	102,607	328,048	298,953
General and administrative	22,693	25,436	72,465	80,058
(Gain) loss on sale of assets, net	2,759	(1,916)	3,549	(552)
Total costs and expenses	211,564	199,744	631,522	596,425
Operating income	51,853	49,585	158,966	147,130

Other (income) expense
Interest expense, net	14,054	20,653	45,249	60,931
Loss on extinguishment of debt	—	—	—	1,882
Other income	—	—	(21)	(5,189)
Total other expense, net	14,054	20,653	45,228	57,624
Income before taxes	37,799	28,932	113,738	89,506
Income tax provision	10,388	6,590	30,732	28,436
Net income	$27,411	$22,342	$83,006	$61,070

Other comprehensive income, net of tax
Gain (loss) on interest rate swap	(266)	—	84	—
Total comprehensive income	$27,145	$22,342	$83,090	$61,070

Earnings per share
Basic	$0.08	$0.07	$0.25	$0.19
Diluted	$0.08	$0.07	$0.25	$0.19
Weighted-average common shares outstanding
Basic	327,389,467	321,917,525	325,728,763	319,067,596
Diluted	332,359,175	329,299,326	331,899,189	329,222,641

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
Cash flows from operating activities
Net income	$83,006	$61,070
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	65,055	61,038
Stock-based compensation expense	19,893	18,843
(Gain) loss on sale of assets, net	3,549	(552)
Loss on extinguishment of debt	—	1,882
Amortization of deferred debt issuance costs	865	961
Non-cash lease expense	41,198	36,557
Deferred income tax	28,785	25,842
Changes in assets and liabilities
Accounts receivable, net	(1,888)	3,469
Other receivables	1,372	(7,012)
Inventory, net	344	3,461
Prepaid expenses and other current assets	1,509	(605)
Accounts payable	7,692	11,629
Accrued expenses	7,242	11,850
Deferred revenue	2,704	1,954
Operating lease liability	(35,875)	(31,811)
Other noncurrent assets and liabilities	282	264
Net cash provided by operating activities	$225,733	$198,840

Cash flows from investing activities
Purchases of property and equipment	(178,654)	(259,896)
Proceeds from sale of property and equipment	6,851	36,431
Net cash used in investing activities	$(171,803)	$(223,465)

Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	4,116	3,742
Payments of tax withholding on option exercises	—	(19,290)
Proceeds from debt borrowings	—	925,000
Proceeds from revolving line of credit	—	186,000
Payments on debt borrowings	(89,307)	(903,513)
Payments on revolving line of credit	—	(164,000)
Payments of deferred debt issuance costs	—	(5,257)
Principal payments on finance lease obligations	(585)	(552)
Net cash provided by (used in) financing activities	$(85,776)	$22,130

Net change in cash and cash equivalents and restricted cash during period	(31,846)	(2,495)
Cash and cash equivalents and restricted cash at beginning of period	67,612	19,119
Cash and cash equivalents and restricted cash at end of period	$35,766	$16,624

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	35,652	16,478
Restricted cash, included in prepaid expenses and other current assets	114	146
Total cash, cash equivalents, and restricted cash	$35,766	$16,624

Supplemental disclosure of cash flow information
Cash paid for interest	$46,730	$60,436
Cash paid for income taxes	$2,296	$2,267

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$9,285	$17,352
Property and equipment accrued in other accrued expenses	$3,817	$—
Stock option exercise proceeds in other receivables	$—	$1

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Balance Sheets

(Unaudited)

	As of
(Amounts in thousands, except share and per share data)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$35,652	$67,463
Accounts receivable, net	2,679	791
Other receivables	14,451	13,518
Inventory, net	5,384	5,728
Prepaid expenses and other current assets	10,598	11,590
Total current assets	68,764	99,090
Property and equipment, net	915,508	814,600
Operating lease right of use assets, net	901,631	924,896
Other intangible assets, net	111,119	112,507
Goodwill	1,134,734	1,134,734
Other assets	11,174	15,969
Total assets	$3,142,930	$3,101,796

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$36,084	$30,020
Accrued payroll and related expenses	30,164	27,116
Other accrued expenses	37,626	39,162
Current maturities of long-term debt	—	6,920
Current maturities of operating lease liability	52,330	48,986
Current maturities of finance lease liability	857	804
Deferred revenue	36,664	33,960
Total current liabilities	193,725	186,968
Long-term debt, net	827,231	909,094
Operating lease liability	871,296	890,613
Financing lease liability	12,575	13,262
Deferred tax liabilities, net	130,554	101,741
Other long-term liabilities	2,392	1,766
Total liabilities	2,037,773	2,103,444
Stockholders’ equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 327,532,052 and 323,693,863 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	3,281	3,242
Additional paid-in capital	853,940	830,264
Accumulated other comprehensive income	84	—
Retained earnings	247,852	164,846
Total stockholders’ equity	1,105,157	998,352
Total liabilities and stockholders’ equity	$3,142,930	$3,101,796

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	323,693,863	$3,242	$830,264	$—	$164,846	$998,352
Stock-based compensation expense	—	—	6,843	—	—	6,843
Vesting of restricted stock units	137,425	1	(1)	—	—	—
Exercise of stock options	983,150	11	1,689	—	—	1,700
Net income	—	—	—	—	27,000	27,000
Balance as of March 31, 2025	324,814,438	$3,254	$838,795	$—	$191,846	$1,033,895
Stock-based compensation expense	—	—	6,477	—	—	6,477
Issuance of common stock under employee plans	188,893	2	1,233	—	—	1,235
Vesting of restricted stock units	1,697,973	17	(17)	—	—	—
Exercise of stock options	556,243	5	426	—	—	431
Gain on interest rate swap	—	—	—	350	—	350
Net income	—	—	—	—	28,595	28,595
Balance as of June 30, 2025	327,257,547	$3,278	$846,914	$350	$220,441	$1,070,983
Stock-based compensation expense	—	—	6,573	—	—	6,573
Exercise of stock options	274,505	3	453	—	—	456
Loss on interest rate swap	—	—	—	(266)	—	(266)
Net income	—	—	—	—	27,411	27,411
Balance as of September 30, 2025	327,532,052	$3,281	$853,940	$84	$247,852	$1,105,157

Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	315,192,401	$3,157	$817,271	$—	$94,607	$915,035
Stock-based compensation expense	—	—	6,246	—	—	6,246
Vesting of restricted stock units	139,409	1	(1)	—	—	—
Exercise of stock options	4,116,291	42	704	—	—	746
Tax withholding on option exercises	(1,613,019)	(16)	(9,924)	—	—	(9,940)
Net income	—	—	—	—	16,637	16,637
Balance as of March 31, 2024	317,835,082	$3,184	$814,296	$—	$111,244	$928,724
Stock-based compensation expense	—	—	5,906	—	—	5,906
Issuance of common stock under employee plans	232,136	2	1,411	—	—	1,413
Vesting of restricted stock units	1,114,106	11	(11)	—	—	—
Exercise of stock options	3,599,539	36	625	—	—	661
Tax withholding on option exercises	(1,385,675)	(13)	(9,382)	—	—	(9,395)
Net income	—	—	—	—	22,091	22,091
Balance as of June 30, 2024	321,395,188	$3,220	$812,845	$—	$133,335	$949,400
Stock-based compensation expense	—	—	6,691	—	—	6,691
Exercise of stock options	843,952	8	962	—	—	970
Net income	—	—	—	—	22,342	22,342
Balance as of September 30, 2024	322,239,140	$3,228	$820,498	$—	$155,677	$979,403

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

1. Nature of Business

Mister Car Wash, Inc., a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is based in Tucson, Arizona and is a provider of conveyorized car wash services. We primarily operate Express Exterior Locations, which offer express exterior cleaning services along with free vacuum services, and interior cleaning services at select locations. As of September 30, 2025, we operated 527 car washes in 21 states.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the 2024 Form 10-K.

The consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal and recurring nature. The consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2025 are not necessarily indicative of the consolidated results of operations and comprehensive income that may be expected for any other future interim or annual period.

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

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $148 and $123 as of September 30, 2025 and December 31, 2024, respectively. The activity in the allowance for doubtful accounts was immaterial for the three and nine months ended September 30, 2025 and 2024.

Other Receivables

Other receivables consisted of the following for the periods presented:

	As of
	September 30, 2025	December 31, 2024
Payroll tax withholding and exercise proceeds receivable	$—	$834
Construction receivable	4,174	4,584
Income tax receivable	1,193	1,864
Insurance receivable	5,341	4,250
Other	3,743	1,986
Total other receivables	$14,451	$13,518

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following for the periods presented:

	As of
	September 30, 2025	December 31, 2024
Spare parts	$3,929	$4,801
Prepaid insurance	1,873	2,658
Other	4,796	4,131
Total prepaid expenses and other current assets	$10,598	$11,590

Inventory, Net

Inventory consisted of the following for the periods presented:

	As of
	September 30, 2025	December 31, 2024
Chemical washing solutions	$5,427	$5,831
Other	67	14
Total inventory, gross	5,494	5,845
Reserve for obsolescence	(110)	(117)
Total inventory, net	$5,384	$5,728

The activity in the reserve for obsolescence was immaterial for the three and nine months ended September 30, 2025 and 2024.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative used as a hedging instrument is highly effective in offsetting the changes in the cash flow of the hedged item. If it is determined that the derivative is not highly effective as a hedge or ceases to be highly effective, the Company will discontinue hedge accounting prospectively. See Note 8-Fair Value Measurements and Note 9-Interest Rate Swap for additional information.

Revenue Recognition

The following table summarizes the composition of our net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Recognized over time	$203,293	$184,725	$595,332	$545,066
Recognized at a point in time	59,692	64,441	194,293	198,148
Other revenue	432	163	863	341
Net revenues	$263,417	$249,329	$790,488	$743,555

Earnings Per Share

Reconciliations of the numerators and denominators of the basic and diluted earnings per share calculations for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income	$27,411	$22,342	$83,006	$61,070

Denominator
Weighted-average common shares outstanding - basic	327,389,467	321,917,525	325,728,763	319,067,596
Effect of potentially dilutive securities
Stock options	3,039,335	5,562,479	3,710,846	8,585,621
Restricted stock units	1,907,438	1,763,531	2,449,938	1,540,123
Stock purchase rights	22,935	55,791	9,642	29,301
Weighted-average common shares outstanding - diluted	332,359,175	329,299,326	331,899,189	329,222,641

Earnings per share - basic	$0.08	$0.07	$0.25	$0.19
Earnings per share - diluted	$0.08	$0.07	$0.25	$0.19

The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	6,358,906	5,209,783	5,382,773	4,343,090
Restricted stock units	—	—	469,852	445,641
Stock purchase rights	26	—	27,538	32,905

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

As of September 30, 2025 and December 31, 2024, the tax credit receivable was $2,125 and $4,663, respectively. As of September 30, 2025 and December 31, 2024, these amounts are included in other receivables and other assets, respectively, on our consolidated balance sheets.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a PBE to disclose additional information about specific expense categories in the notes to financial statements at interim and annual periods. This information is generally not presented in the financial statements. The ASU requires that at each interim and annual period a PBE: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization; (2) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are still assessing the impact of this ASU.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This ASU is intended to improve the operability and application of guidance related to capitalized software development costs. The ASU is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are still assessing the impact of this ASU.

3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	September 30, 2025	December 31, 2024
Land	$135,538	$123,550
Buildings and improvements	402,367	328,664
Finance leases	16,497	16,554
Leasehold improvements	167,269	151,635
Vehicles and equipment	372,308	353,660
Furniture, fixtures and equipment	105,538	106,271
Construction in progress	90,589	61,153
Property and equipment, gross	1,290,106	1,141,487
Accumulated depreciation	(369,667)	(322,676)
Accumulated amortization - finance leases	(4,931)	(4,211)
Property and equipment, net	$915,508	$814,600

For the three months ended September 30, 2025 and 2024, depreciation expense was $21,700 and $19,682, respectively. For the nine months ended September 30, 2025 and 2024, depreciation expense was $62,938 and $55,754, respectively.

For the three months ended September 30, 2025 and 2024, amortization expense on finance leases was $242 and $254, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense on finance leases was $729 and $756, respectively.

During the second quarter of 2025, the Company sold a car wash location that was classified as held for sale. Based on the net proceeds of the sale, a gain of $338 was recorded during the second quarter of 2025. The gain was recorded in (gain) loss on sale of assets, net on the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2025.

As of September 30, 2025, the two car wash locations classified as held for sale have a net book value of $3,294. The assets of these locations are recorded in property and equipment, net on the consolidated balance sheets.

4. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	September 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and trademarks	$107,000	$—	$107,000	$—
Customer relationships	9,700	7,369	9,700	7,019
Covenants not to compete	6,940	5,152	13,230	10,404
Other intangible assets, net	$123,640	$12,521	$129,930	$17,423

For the three months ended September 30, 2025 and 2024, amortization expense associated with our finite-lived intangible assets was $458 and $1,246, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense associated with our finite-lived intangible assets was $1,388 and $4,528, respectively.

As of September 30, 2025, estimated future amortization expense was as follows:

Fiscal Year Ending:
2025 (remaining three months)	$439
2026	1,585
2027	758
2028	433
2029	310
Thereafter	594
Total estimated future amortization expense	$4,119

5. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	September 30, 2025	December 31, 2024
Utilities	$7,192	$6,685
Accrued tax expense	14,947	11,485
Insurance expense	6,532	4,843
Greenfield development accruals	3,817	9,653
Other	5,138	6,496
Total other accrued expenses	$37,626	$39,162

Accrued tax expense is comprised of federal, state, and local taxes payable for property, income, sales, use, and personal property.

Greenfield development accruals represent an obligation to pay for invoices not yet received, primarily related to land and buildings and improvements, on properties which we have taken control of as of September 30, 2025 and December 31, 2024.

6. Income Taxes

The effective income tax rates on continuing operations for the nine months ended September 30, 2025 and 2024 were 27.0% and 31.8%, respectively. In general, the effective tax rates differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible expenses such as those related to certain executive compensation, and discrete tax expenses related to stock option exercises during the period.

The year-to-date provision for income taxes for the nine months ended September 30, 2025 included taxes on earnings at an anticipated annual effective tax rate of 25.5% and a net, unfavorable tax impact of $1,782 related primarily to discrete tax expense originating from stock options exercised during the nine months ended September 30, 2025.

The year-to-date provision for income taxes for the nine months ended September 30, 2024 included taxes on earnings at an anticipated annual effective tax rate of 25.5% and a net, unfavorable tax impact of $5,652 related primarily to discrete tax expense originating from stock options exercised during the nine months ended September 30, 2024.

On July 4, 2025, the "One Big Beautiful Bill Act” (the "OBBBA") was signed into law. The OBBBA includes tax reform provisions including 100% bonus depreciation, full expensing of domestic research expenditures, and modifications to interest expense limitations. After initial evaluation, the Company does not currently expect these laws to have a material effect on tax expense or the anticipated annual effective tax rate. We expect certain provisions effective for the 2025 tax year will decrease current and future cash taxes paid on the consolidated financial statements.

For the nine months ended September 30, 2025 and 2024, we recorded $62 and $406, respectively, related to unrecognized tax benefits or interest and penalties related to any uncertain tax positions.

7. Debt

Long-term debt consisted of the following as of the periods presented:

				As of
	Maturity	Stated Interest Rate	Effective Interest Rate	September 30, 2025	December 31, 2024
Credit agreement
First lien term loan	March 27, 2031	6.66%	6.93%	$831,074	$920,381
Unamortized discount and debt issuance costs				(3,843)	(4,367)
Current maturities of debt				—	(6,920)
Total long-term portion of debt, net				$827,231	$909,094

As of September 30, 2025, there are no payments required until the maturity date.

As of September 30, 2025 and December 31, 2024, total unamortized discount and debt issuance costs were $5,438 and $6,304, respectively, and accumulated amortization of debt issuance costs was $1,742 and $4,018, respectively.

For the three months ended September 30, 2025 and 2024, the amortization of debt issuance costs in interest expense, net in the consolidated statements of operations and comprehensive income was approximately $292 and $248, respectively.

For the nine months ended September 30, 2025 and 2024, the amortization of debt issuance costs in interest expense, net in the consolidated statements of operations and comprehensive income was approximately $865 and $961, respectively.

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

The maximum available borrowing capacity under the Revolving Commitment is reduced by outstanding letters of credit under the Revolving Commitment. As of September 30, 2025 and December 31, 2024, the available borrowing capacity under the Revolving Commitment was $299,926 and $299,791, respectively.

In addition, an unused commitment fee based on our First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of September 30, 2025 and December 31, 2024, the unused commitment fee was 0.20% and 0.25%, respectively.

Standby Letters of Credit

As of September 30, 2025, we have a letter of credit sublimit of $90,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $300,000. Any letter of credit issued under the Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2 to the Credit Agreement. Letters of credit under the Revolving Commitments reduce the maximum available borrowing capacity under the Revolving Commitment. As of September 30, 2025 and December 31, 2024, the amounts associated with outstanding letters of credit were $74 and $209, respectively.

Covenants

As of September 30, 2025, we were in compliance with all covenants related to our long-term debt.

8. Fair Value Measurements

The following table presents financial assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2025:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation plan	$7,387	$7,387	$—	$—
Interest rate swap	$112	$—	$112	$—
Liabilities
Deferred compensation plan	$4,551	$4,551	$—	$—
Contingent consideration	$4,328	$—	$—	$4,328

The following table presents financial assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2024:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation plan	$6,487	$6,487	$—	$—
Liabilities
Deferred compensation plan	$4,425	$4,425	$—	$—
Contingent consideration	$4,328	$—	$—	$4,328

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

As of September 30, 2025, and December 31, 2024, we did not hold any cash investments.

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

As of September 30, 2025 and December 31, 2024, the fair value of our First Lien Term Loan approximated its carrying value due to the debt’s variable interest rate terms.

We recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition in December 2021. We measured its contingent consideration liability using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and our most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when we obtained the certificate of occupancy for the car wash and opened it to the public in 2023 and an annual payment based on certain financial metrics of the acquired business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. We determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at September 30, 2025. No payments were made during the three and nine months ended September 30, 2025 and 2024.

During the three and nine months ended September 30, 2025 and 2024, there were no transfers between fair value measurement levels.

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

As of September 30, 2025, information pertaining to the Swap is as follows:

Notional Amount	Fair Value	Pay-Fixed	Receive-Floating	Maturity Date
$250,000	$112	3.369%	4.163%	June 30, 2027

As of September 30, 2025 and December 31, 2024, the current portion of the fair value of the Swap was $550 and $0, respectively, and is included in prepaid and other current assets in the accompanying consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, the long-term portion of the fair value of the Swap was $438 and $0, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.

For the three months ended September 30, 2025 and 2024, amounts reported in other comprehensive income in the accompanying consolidated statements of operations and comprehensive income are net of tax of $88 and $0, respectively.

For the nine months ended September 30, 2025 and 2024, amounts reported in other comprehensive income in the accompanying consolidated statements of operations and comprehensive income are net of tax of $28 and $0, respectively.

10. Leases

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	September 30, 2025	December 31, 2024
Assets
Operating	Operating right of use assets, net	$901,631	$924,896
Finance	Property and equipment, net	11,566	12,344
Total lease assets		$913,197	$937,240

Liabilities
Current
Operating	Current maturities of operating lease liability	$52,330	$48,986
Finance	Current maturities of finance lease liability	857	804
Long-term
Operating	Operating lease liability	871,296	890,613
Finance	Financing lease liability	12,575	13,262
Total lease liabilities		$937,058	$953,665

Components of total lease cost, net, consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense(a)	$30,886	$28,126	$92,373	$82,997
Finance lease expense
Amortization of lease assets	242	254	729	756
Interest on lease liabilities	242	258	737	782
Short-term lease expense	22	52	61	155
Variable lease expense(b)	2,999	3,548	13,908	13,568
Total lease expense	$34,391	$32,238	$107,808	$98,258

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

The following includes supplemental information for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash flows from operating leases	$29,901	$27,091	$89,330	$80,451
Operating cash flows from finance leases	$242	$258	$737	$782
Financing cash flows from finance leases	$198	$190	$585	$552

Operating lease ROU assets obtained in exchange for lease liabilities	$10,364	$25,821	$17,959	$60,768
Finance lease ROU assets obtained in exchange for lease liabilities	$—	$57	$—	$57

Weighted-average remaining operating lease term	13.40	13.63	13.40	13.63
Weighted-average remaining finance lease term	14.28	14.96	14.28	14.96

Weighted-average operating lease discount rate	8.15%	8.09%	8.15%	8.09%
Weighted-average finance lease discount rate	7.34%	7.33%	7.34%	7.33%

As of September 30, 2025, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2025 (remaining three months)	$30,294	$446
2026	121,778	1,792
2027	118,479	1,819
2028	112,277	1,846
2029	111,540	1,575
Thereafter	1,074,049	16,852
Total future minimum obligations	$1,568,417	$24,330
Present value discount	(644,791)	(10,898)
Present value of net future minimum lease obligations	$923,626	$13,432
Current portion	(52,330)	(857)
Long-term obligations	$871,296	$12,575

Forward-Starting Leases

As of September 30, 2025, we entered into 11 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2025 through 2028 with initial lease terms of 15 to 20 years.

As of December 31, 2024, we entered into 10 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2025 through 2027 with initial lease terms of 15 to 20 years.

Sale-Leaseback Transactions

During the three months ended September 30, 2025 and 2024, we completed one and four sale-leaseback transactions related to car wash locations, respectively, with aggregate consideration of $5,000 and $18,636, respectively, resulting in a net loss and net gain of $1,377 and $2,514, respectively, which are included in (gain) loss on sale of assets in the accompanying consolidated statements of operations and comprehensive income. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated in the three months ended September 30, 2025 and 2024, the cumulative initial annual rent for the properties was approximately $307 and $1,239, respectively, subject to annual escalations. These leases are accounted for as operating leases.

During the nine months ended September 30, 2025 and 2024, we completed one and eight sale-leaseback transactions related to car wash locations, respectively, with aggregate consideration of $5,000 and $37,381, respectively, resulting in a net loss and net gain of $1,377 and $1,553, respectively, which are included in (gain) loss on sale of assets in the accompanying consolidated statements of operations and comprehensive income. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated in nine months ended September 30, 2025 and

2024, the cumulative initial annual rent for the property was approximately $307 and $2,426, respectively, subject to annual escalations. These leases are accounted for as operating leases.

11. Stockholders’ Equity

As of September 30, 2025, there were 1,000,000,000 shares of common stock authorized, 333,704,973 shares of common stock issued, and 327,532,052 shares of common stock outstanding.

As of December 31, 2024, there were 1,000,000,000 shares of common stock authorized, 329,866,784 shares of common stock issued, and 323,693,863 shares of common stock outstanding.

As of September 30, 2025 and December 31, 2024, there were 5,000,000 shares of preferred stock authorized, and none were issued or outstanding.

We use the cost method to account for treasury stock. As of September 30, 2025 and December 31, 2024, we had 6,172,921 shares of treasury stock. As of September 30, 2025 and December 31, 2024, the cost of treasury stock included in additional paid-in capital in the accompanying consolidated balance sheets was $28,895.

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

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2021 Plan during the periods presented:

	Nine Months Ended September 30,
	2025	2024
Expected volatility	46.74%	45.98%
Risk-free interest rate	4.07%	4.52%
Expected term (in years)	6.0	6.0
Expected dividend yield	None	None

Stock Options

A summary of our stock option activity during the period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	9,137,994	1,897,467	11,035,461	$5.70
Granted	1,583,512	—	1,583,512	$7.08
Exercised	(1,122,743)	(691,155)	(1,813,898)	$1.43
Forfeited	(299,338)	—	(299,338)	$8.91
Outstanding as of September 30, 2025	9,299,425	1,206,312	10,505,737	$6.55
Options vested or expected to vest as of September 30, 2025	8,854,931	1,206,312	10,061,243	$9.16
Options exercisable as of September 30, 2025	5,782,380	1,206,312	6,988,692	$5.83

The number and weighted-average grant date fair value of stock options during the period presented are as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Unvested as of December 31, 2024	3,544,956	—	$4.05	—
Granted	1,583,512	—	$3.56	—
Vested	(1,450,382)	—	$4.12	—
Forfeited	(166,713)	—	$4.04	—
Unvested as of September 30, 2025	3,511,373	—	$3.80	—

We granted 1,583,512 Time Vesting Options with a grant date fair value of $5,637 during the nine months ended September 30, 2025. There were no Performance Vesting Options granted during the nine months ended September 30, 2025.

The fair value of shares attributable to stock options that vested during the nine months ended September 30, 2025 was $10,426.

As of September 30, 2025, the weighted-average remaining contractual life of outstanding stock options was approximately 5.80 years.

Restricted Stock Units

A summary of our RSU activity during the period presented is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	4,812,481	$8.10
Granted	3,037,300	7.08
Vested	(1,835,398)	8.56
Forfeited	(612,792)	7.38
Unvested as of September 30, 2025	5,401,591	$7.45

We granted 3,037,300 RSUs with a grant date fair value of $21,503 during the nine months ended September 30, 2025.

The fair value of shares attributable to RSUs that vested during the nine months ended September 30, 2025 was $13,067.

As of September 30, 2025, the weighted-average remaining contractual life of outstanding RSUs was approximately 9.00 years.

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

Total stock-based compensation expense, by caption, recorded in the consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of labor and chemicals	$2,800	$2,719	$8,376	$7,657
General and administrative	3,773	3,972	11,517	11,186
Total stock-based compensation expense	$6,573	$6,691	$19,893	$18,843

Total stock-based compensation expense, by award type, recorded in the consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Time Vesting Options	$1,515	$1,607	$4,889	$4,566
RSUs	4,886	4,897	14,448	13,652
2021 ESPP	172	187	556	625
Total stock-based compensation expense	$6,573	$6,691	$19,893	$18,843

As of September 30, 2025, total unrecognized compensation expense related to unvested Time Vesting Options was $7,567, which is expected to be recognized over a weighted-average period of 3.48 years.

As of September 30, 2025, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of September 30, 2025, total unrecognized compensation expense related to unvested RSUs was $20,976, which is expected to be recognized over a weighted-average period of 2.08 years.

As of September 30, 2025, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $96, which is expected to be recognized over a weighted-average period of 0.13 years.

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

Insurance

We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of September 30, 2025 and December 31, 2024, we accrued $6,529 and $4,803, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying consolidated balance sheets. As of September 30, 2025 and December 31, 2024, we recorded $5,341 and $4,250, respectively, in receivables from its non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying consolidated balance sheets. The receivables are paid when the claim is finalized, and the reserved amounts on these claims are expected to be paid within one year.

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

15. Subsequent Events

On October 20, 2025, we acquired the assets of five express car wash locations in Lubbock, Texas from Whistle Express. Due to the timing of this acquisition, the initial accounting, including estimating the fair value of assets acquired, has not yet been completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our 2024 Form 10-K. This discussion contains forward-looking statements based upon our current plans, expectations and beliefs, which are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other parts of this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” and in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Who We Are

Mister Car Wash, Inc. is the nation's leading car wash brand, primarily offering express exterior cleaning services, with interior cleaning services at select locations, across 527 car washes in 21 states as of September 30, 2025. We offer a monthly subscription program, which we call the Unlimited Wash Club® (“UWC”), as a flexible, quick, and convenient option for customers to keep their cars clean. Our scale and over 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure, and technology that improve speed of service, quality, and sustainability and realize strong financial performance.

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

In addition, beginning in the first half of 2025, the United States government announced new tariffs on goods imported from various countries to the United States. Countries subject to such tariffs have imposed, or may in the future impose, reciprocal or retaliatory tariffs or trade policies. While we believe in the strength of our business, the potential macroeconomic impacts of these actions, if implemented, are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition. Specifically, negative macroeconomic impact on consumers affecting general discretionary income, consumer confidence, or purchasing patterns may reduce demand for our services.

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

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Financial and Operating Data:
Location count (end of period)	527	501	527	501
Comparable store sales growth	3.1%	2.9%	3.4%	2.1%
UWC Members (in thousands, end of period)	2,227	2,110	2,227	2,110
UWC sales as a percentage of total wash sales	77%	74%	75%	73%
Net income	$27,411	$22,342	$83,006	$61,070
Net income margin	10.4%	9.0%	10.5%	8.2%
Adjusted EBITDA	$86,792	$78,804	$259,487	$242,668
Adjusted EBITDA margin	32.9%	31.6%	32.8%	32.6%

Location Count (end of period)

Our location count refers to the total number of car wash locations at the end of a period, inclusive of new greenfield locations and acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions, and closings, have, and will continue to have, an impact on our performance. In the three and nine months ended September 30, 2025, we increased our location count by 5 and 13 greenfield locations, respectively.

Our Express Exterior Locations, which offer express exterior cleaning services, comprise 464 of our current locations and our Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services, comprise 63 of our current locations.

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

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 2.2 million UWC Members as of September 30, 2025. UWC Members grew by approximately 5% from December 31, 2024 through September 30, 2025.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. UWC sales were 77% and 74% of our total wash sales for the three months ended September 30, 2025 and 2024, respectively. UWC sales were 75% and 73% of our total wash sales for the nine months ended September 30, 2025 and 2024, respectively.

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

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$27,411	$22,342	$83,006	$61,070
Interest expense, net	14,054	20,653	45,249	60,931
Income tax provision	10,388	6,590	30,732	28,436
Depreciation and amortization expense	22,400	21,182	65,055	61,038
(Gain) loss on sale of assets, net (a)	2,759	(1,916)	3,549	(552)
Stock-based compensation expense (b)	6,601	6,774	20,991	20,367
Acquisition expenses (c)	1,201	863	3,814	1,976
Non-cash rent expense (d)	1,647	1,560	5,265	4,542
Debt refinancing costs (e)	—	—	—	1,882
Employee retention credit	—	—	—	(5,189)
Other (f)	331	756	1,826	8,167
Adjusted EBITDA	$86,792	$78,804	$259,487	$242,668
Net revenues	$263,417	$249,329	$790,488	$743,555
Net income margin	10.4%	9.0%	10.5%	8.2%
Adjusted EBITDA margin	32.9%	31.6%	32.8%	32.6%
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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025		2024		2025		2024
Net revenues	$263,417	100%	$249,329	100%	$790,488	100%	$743,555	100%

Costs and expenses
Cost of labor and chemicals	76,581	29%	73,617	30%	227,460	29%	217,966	29%
Other store operating expenses	109,531	42%	102,607	41%	328,048	41%	298,953	40%
General and administrative	22,693	9%	25,436	10%	72,465	9%	80,058	11%
(Gain) loss on sale of assets, net	2,759	1%	(1,916)	(1)%	3,549	0%	(552)	(0)%
Total costs and expenses	211,564	80%	199,744	80%	631,522	80%	596,425	80%
Operating income	51,853	20%	49,585	20%	158,966	20%	147,130	20%

Other (income) expense
Interest expense, net	14,054	5%	20,653	8%	45,249	6%	60,931	8%
Loss on extinguishment of debt	—	0%	—	0%	—	0%	1,882	0%
Other income	—	0%	—	0%	(21)	(0)%	(5,189)	(1)%
Total other expense, net	14,054	5%	20,653	8%	45,228	6%	57,624	8%
Income before taxes	37,799	14%	28,932	12%	113,738	14%	89,506	12%
Income tax provision	10,388	4%	6,590	3%	30,732	4%	28,436	4%
Net income	$27,411	10%	$22,342	9%	$83,006	11%	$61,070	8%

Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net revenues	$263,417	$249,329	$790,488	$743,555
Dollar change compared to prior period	$14,088		$46,933
Percentage change compared to prior period	6%		6%

The increase in net revenues for the three months ended September 30, 2025 was primarily attributable to growth in UWC Members, favorable wash package mix, price increases, and the year-over-year addition of 26 locations.

The increase in net revenues for the nine months ended September 30, 2025 was primarily attributable to growth in UWC Members, favorable wash package mix, price increases, and the year-over-year addition of 26 locations.

Cost of Labor and Chemicals

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Cost of labor and chemicals	$76,581	$73,617	$227,460	$217,966
Percentage of net revenues	29%	30%	29%	29%
Dollar change compared to prior period	$2,964		$9,494
Percentage change compared to prior period	4%		4%

The increase in cost of labor and chemicals for the three months ended September 30, 2025 was primarily attributable to an increase in volume and the year-over-year addition of 26 locations, as well as increased store labor rates, partially offset by labor optimization and lower chemical costs due to new formulations and strategic partnerships.

The increase in cost of labor and chemicals for the nine months ended September 30, 2025 was primarily attributable to an increase in volume and the year-over-year addition of 26 locations, as well as increased store labor rates, partially offset by labor optimization and lower chemical costs due to new formulations and strategic partnerships.

Other Store Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Other store operating expenses	$109,531	$102,607	$328,048	$298,953
Percentage of net revenues	42%	41%	41%	40%
Dollar change compared to prior period	$6,924		$29,095
Percentage change compared to prior period	7%		10%

The increase in other store operating expenses for the three months ended September 30, 2025 was primarily attributable to the year-over-year addition of 26 locations, increased utilities and facilities expenses, as well as additional rent expense for the addition of 30 net new land and building leases between periods.

The increase in other store operating expenses for the nine months ended September 30, 2025 was primarily attributable to the year-over-year addition of 26 locations, increased utilities and maintenance expenses, as well as additional rent expense for the addition of 30 net new land and building leases between periods.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
General and administrative	$22,693	$25,436	$72,465	$80,058
Percentage of net revenues	9%	10%	9%	11%
Dollar change compared to prior period	$(2,743)		$(7,593)
Percentage change compared to prior period	(11)%		(9)%

The decrease in general and administrative expenses for the three months ended September 30, 2025 was primarily attributable to lower amortization expense due to intangible assets that fully amortized in the prior year and decreases in other expenses.

The decrease in general and administrative expenses for the nine months ended September 30, 2025 was primarily attributable to the debt refinancing costs in the prior year and decreased amortization expense due to intangible assets that fully amortized in the prior year, partially offset by investments in marketing as well as other costs to support strategic growth initiatives.

(Gain) Loss on Sale of Assets, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
(Gain) loss on sale of assets, net	$2,759	$(1,916)	$3,549	$(552)
Percentage of net revenues	1%	(1)%	0%	(0)%
Dollar change compared to prior period	$4,675		$4,101
Percentage change compared to prior period	(244)%		(743)%

The change in (gain) loss on sale of assets, net for the three months ended September 30, 2025 was primarily driven by gains associated with sale-leaseback activity in the prior year compared to losses associated with sale-leaseback activity and asset retirements in the current year.

The change in (gain) loss on sale of assets, net for the nine months ended September 30, 2025 was primarily driven by gains associated with sale-leaseback activity in the prior year compared to losses associated with sale-leaseback activity and asset retirements in the current year.

Total Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Total other expense, net	$14,054	$20,653	$45,228	$57,624
Percentage of net revenues	5%	8%	6%	8%
Dollar change compared to prior period	$(6,599)		$(12,396)
Percentage change compared to prior period	(32)%		(22)%

The decrease in total other expense, net for the three months ended September 30, 2025 was attributable to a decrease in interest expense, net driven by lower average interest rates, $91.6 million of principal payments on the First Lien Term Loan, effective interest rate swap, and reduction in outstanding borrowings under the Revolving Commitment between periods.

The decrease in total other expense, net for the nine months ended September 30, 2025 was attributable to a decrease in interest expense, net driven by lower average interest rates, and $91.6 million of principal payments on the First Lien Term Loan between periods, as well as $1.9 million loss on extinguishment of debt related to our debt refinancing activity in the prior year, partially offset by the $5.2 million gain related to the recognition of an employee retention credit in the prior year.

Income Tax Provision

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Income tax provision	$10,388	$6,590	$30,732	$28,436
Percentage of net revenues	4%	3%	4%	4%
Dollar change compared to prior period	$3,798		$2,296
Percentage change compared to prior period	58%		8%

The increase in income tax provision for the three months ended September 30, 2025 was primarily driven by the increase in pre-tax income, tax benefits from discrete items in the prior year and unfavorable income tax impact from equity awards activity as compared to the prior year.

The increase in income tax provision for the nine months ended September 30, 2025 was primarily driven by the increase in pre-tax income reduced by the favorable income tax impact from equity awards activity compared to the prior year.

Liquidity and Capital Resources

Funding Requirements

Our primary requirements for liquidity and capital are to fund our investments in our core business, which includes lease payments, pursue greenfield location development and acquisitions of new locations, and to service our indebtedness. Our primary sources of liquidity are cash provided by operations, sale-leaseback transactions, and utilization of our credit facilities.

As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $35.7 million and $67.5 million, respectively, and $299.9 million and $299.8 million, respectively, of available borrowing capacity under our Revolving Commitment.

For a description of our credit facilities and our recent debt refinancing, please see Note 7 Debt in the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of September 30, 2025, we were in compliance with the covenants under the Credit Agreement.

We believe that our existing sources of liquidity and capital will be sufficient to finance our growth strategy and operations, as well as planned capital expenditures, for at least the next 12 months and for the foreseeable future.

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

Operating Activities. For the nine months ended September 30, 2025, net cash provided by operating activities was $225.7 million and was comprised of net income of $83.0 million, increased by $159.3 million as a result of non-cash adjustments including depreciation and amortization expense, stock-based compensation expense, non-cash lease expense, deferred income taxes, (gain) loss on sale of assets, net, and amortization of debt issuance costs. Changes in working capital balances decreased cash provided by operating activities by $16.6 million and were primarily driven by operating lease payments partially offset by the change in timing of payment and receipt of receivables, payables, and accrued expenses.

For the nine months ended September 30, 2024, net cash provided by operating activities was $198.8 million and was comprised of net income of $61.1 million, increased by $144.5 million as a result of non-cash adjustments comprised primarily of depreciation and amortization expense, stock-based compensation expense, non-cash lease expense, deferred income taxes, a gain on disposal of property and equipment, a loss on extinguishment of debt, and amortization of debt issuance costs. Changes in working capital balances decreased cash provided by operating activities by $6.8 million and were primarily driven by operating lease payments and increases in other receivables, prepaid expenses and other current assets, partially offset by decreases to accounts receivable, net, inventory and other noncurrent assets and liabilities and increases in accounts payable, accrued expenses, and deferred revenue.

Investing Activities. For the nine months ended September 30, 2025, net cash used in investing activities was $171.8 million and was primarily comprised of investments in property and equipment to support our greenfield development and other initiatives, offset by the sale of property and equipment.

For the nine months ended September 30, 2024, net cash used in investing activities was $223.5 million and was primarily comprised of investments in property and equipment to support our greenfield development and other initiatives, offset by the sale of property and equipment.

Financing Activities. For the nine months ended September 30, 2025, net cash used in financing activities was $85.8 million and was primarily comprised of payments for the First Lien Term Loan and finance lease obligations, partially offset by proceeds related to the issuance of common stock under employee plans.

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

Free Cash Flow

Free cash flow and free cash flow excluding growth capital expenditures are non-GAAP liquidity measures used by management as additional cash flow metrics. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment in a period. Free cash flow excluding growth capital expenditures is defined as operating cash flows less purchases of maintenance property and equipment. Free cash flow includes the impact of capital expenditures, providing a supplemental view of cash generation. Free cash flow excluding growth capital expenditures includes purchases of property and equipment in a period, which are uses of cash that are necessary to maintain the Company's existing business operations, including its washes and support functions. Free cash flow excluding growth capital expenditures provides a supplemental view of cash flow generation before investments in growth capital, which expand future business operations, including the opening or improvement of washes and service capabilities. Free cash flow and free cash flow excluding growth capital expenditures have certain limitations, including that they do not reflect adjustments for certain non-discretionary cash expenditures, such as mandatory debt repayments or payments made for business acquisitions.

The following is a reconciliation of free cash flow and free cash flow excluding growth capital expenditures to net cash provided by operating activities for the periods presented.

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$225,733	$198,840
Adjustments:
Less: Maintenance capital expenditures	(23,717)	(24,624)
Free cash flow excluding growth capital expenditures	202,016	174,216
Less: Growth capital expenditures	(154,937)	(235,272)
Free cash flow	$47,079	$(61,056)

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and estimates based on the facts and circumstances. Actual results could differ from those estimates.

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in our 2024 Form 10-K. There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2025.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025 and concluded our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plan Arrangements

During the three months ended September 30, 2025, none of the directors or officers of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined under Item 408 of Regulation S-K.

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

Mister Car Wash, Inc.

Date: October 31, 2025	By:	/s/ John Lai
John Lai
Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2025	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial Officer)