Form 10-K
period 2025-12-31
Mister Car Wash, Inc.
filed 2026-02-27
CIK 1853513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on June 30, 2025, was $603,562,916.

The number of shares of registrant’s common stock outstanding as of February 13, 2026 was 328,479,065.

Documents Incorporated by Reference:

Portions of our Proxy Statement, Information Statement or 10-K/A, as applicable, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2025 are incorporated by reference into Part III of this report.

MISTER CAR WASH, INC.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report on Form 10-K, including without limitation, statements regarding our intent, belief and expectations about our future results of operations and financial position, business strategy and approach, and the Merger (as defined below) are forward-looking. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. However, the absence of these words or similar terminology does not mean that a statement is not forward-looking.

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

You are cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements included in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Who We Are

Founded in 1996, Mister Car Wash, Inc. is the largest national car wash brand, with 548 locations in 21 states, as of December 31, 2025. Primarily offering express exterior cleaning services, we provide the highest quality car wash, ensuring our customers a quick and convenient experience, which we call the “Mister Experience.” Through our advanced technology and dedication to exceptional customer experiences, we deliver a clean, dry and shiny car every time. In addition, with approximately 2.3 million members, we offer North America's largest monthly car wash subscription program, Unlimited Wash Club® (“UWC”), as a flexible, quick and convenient option for customers to keep their cars clean.

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

Products and Services

Our car wash locations consist of two formats: (a) Express Exterior Locations (485) and (b) Interior Cleaning Locations (63) as of December 31, 2025. All locations offer express exterior wash packages and have exterior-only lanes.

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

Markets

As the largest national car wash brand, we have developed extensive resources and capabilities over our 30-year history. Our scale, consistency of operations at every location and culture of continuous improvement have enabled us to deliver an efficient and high-quality customer experience with every wash.

We believe our key differentiators include our unified national brand, robust training and development programs which cultivate a talent pipeline, dedicated regional support infrastructure, sophisticated technology and proprietary product formulation, and strategic market density “network effect”.

Recent Developments

On February 17, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MCW Parent, LP, a Delaware limited partnership (“Parent”), Boson Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), and, solely for purposes of the Borrower Provisions (as defined in the Merger Agreement), one of our wholly owned subsidiaries, Mister Car Wash Holdings, Inc. a Delaware corporation (“Borrower”), pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Mister Car Wash, with Mister Car Wash continuing as the surviving corporation (the “Merger”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of our common stock that is outstanding as of immediately prior to the Effective Time (other than shares of our common stock described in clauses (ii) or (iii) of this sentence) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount per share equal to $7.00, without interest thereon (the “Per Share Price”), (ii) each share of our common stock that is (a) held by us as treasury stock or (b) owned by the Buyer Parties or any of their direct or indirect subsidiaries as of immediately prior to the Effective Time, including the shares of our common stock held by the Principal Stockholders (as defined below) and the shares contributed to Parent by Company executives who execute a Management Rollover Agreement (as defined in the Merger Agreement), if any, will automatically be cancelled and extinguished without any conversion thereof or consideration paid therefor, and (iii) each share of our common stock that is issued and outstanding as of immediately prior to the Effective Time and held by any person or entity (including a “beneficial owner”) who has validly demanded and not validly withdrawn or otherwise lost its statutory appraisal rights in respect of such share in accordance with Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”) (such shares, “Dissenting Company Shares”) will not be converted into, or represent the right to receive, the Per Share Price, and will instead be entitled to receive payment of the appraised value of such Dissenting Company Shares in accordance with the provisions of Section 262 of the DGCL.

In connection with the Merger, the board of directors of Mister Car Wash, Inc. established a special committee consisting only of directors that the board of directors determined to each be a “disinterested director” (as defined in Section 144 of the DGCL) with respect to the transactions contemplated by the Merger Agreement (the “Special Committee”) to, among other things, review and evaluate the transactions contemplated by the Merger Agreement, negotiate the Merger Agreement and recommend the Merger Agreement for approval by our board of directors or reject any proposals made by Leonard Green & Partners, L.P. (“LGP”) and/or LGP’s affiliates or affiliated funds and alternatives thereto.

The Special Committee unanimously (i) determined that the terms of the Merger Agreement and the transactions contemplated by the Merger Agreement (the “Transactions”), including the Merger, are fair to and in the best interests of the Unaffiliated Company Stockholders (which is defined as the stockholders of the Company, other than the Principal Stockholders and the executive officers of the Company); and (ii) recommended that our board of directors (a) determine that the terms of the Merger Agreement and the Transactions, including the Merger, are fair to and in the best interests of our stockholders (in their capacity as such), (b) determine that it is in the best interests of our stockholders (in their capacity as such), and declare it advisable, to enter into the Merger Agreement and the other agreements, certificates, instruments or other documents entered into in connection with the Merger Agreement (the “Transaction Documents”) to which Mister Car Wash is a party, (c) approve the execution and delivery by Mister Car Wash of the Merger Agreement and the other Transaction Documents to which Mister Car Wash is a party, the performance by Mister Car Wash of its covenants and other obligations thereunder, and the consummation of the Merger upon the terms and subject to the conditions set forth in the Merger Agreement, (d) recommend that our stockholders adopt the Merger Agreement in accordance with the DGCL, upon the terms and subject to the conditions of the Merger Agreement, and (e) direct that the Merger Agreement be submitted to our stockholders for their adoption upon the terms and subject to the conditions of the Merger Agreement (the recommendations described in clause (ii), the “Special Committee Recommendation”).

Our board of directors, acting upon the Special Committee Recommendation at a meeting attended by each member of the board of directors other than the directors affiliated with LGP, by unanimous vote of all directors in attendance, (i) determined that the terms of the Merger Agreement and the Transactions, including the Merger, are fair to and in the best interests of our stockholders (in their capacity as such), (ii) determined that it is in the best interests of our stockholders (in their capacity as such), and declared it advisable, to enter into the Merger Agreement and the other Transaction Documents to which Mister Car Wash is a party, (iii) approved the execution and delivery by Mister Car Wash of the Merger Agreement and the other Transaction Documents to which Mister Car Wash is a party, the performance by Mister Car Wash of its covenants and other obligations thereunder, and the consummation of the Merger upon the terms and subject to the conditions set forth therein, (iv) recommended that our stockholders adopt the Merger Agreement in accordance with the DGCL, upon the terms and subject to the conditions of the Merger Agreement, and (v) directed that the Merger Agreement be submitted to our stockholders for their adoption upon the terms and subject to the conditions of the Merger Agreement.

Immediately prior to the execution and delivery of the Merger Agreement, Green Equity Investors VI, L.P.; Green Equity Investors Side VI, L.P.; LGP Associates VI-A LLC; and LGP Associates VI-B LLC (collectively, the “Principal Stockholders”), all of which are affiliates and/or affiliated funds of LGP and who on the date of the Merger Agreement collectively held approximately 67% of our common stock, executed and delivered a written consent to us (the “Written Consent”). The Written Consent approved and adopted the Merger Agreement in accordance with the DGCL and became effective immediately following the execution of the Merger Agreement. No further approval of our stockholders is required to adopt the Merger Agreement.

Pursuant to the terms of the Merger Agreement, neither Mister Car Wash, on the one hand, nor the Buyer Parties, on the other hand, are required to consummate the Merger prior to April 20, 2026. The Merger is expected to close in the first half of 2026.

Consummation of the Merger is subject to certain conditions set forth in the Merger Agreement, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock entitled to vote in accordance with the DGCL (which has been received through the Written Consent), (ii) the mailing of a written information statement of the type contemplated by Rule 14c-2 of the Securities Exchange Act of 1934, as amended (the “Information Statement”) to our stockholders at least twenty (20) calendar days prior to the consummation of the Merger (the “Closing”), (iii) the expiration or termination of any waiting periods (and any extensions thereof) applicable to the consummation of the Merger pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the receipt of any clearance or other affirmative approvals applicable to the Merger under antitrust laws or foreign investment laws; (iv) the absence of any law or order issued by a governmental authority of competent jurisdiction that prohibits, makes illegal or enjoins the consummation of the Merger; (v) the accuracy of the parties’ respective representations and warranties contained in the Merger Agreement, subject to specified materiality qualifications; (vi) the parties’ performance of and compliance with their respective pre-Closing covenants and obligations in the Merger Agreement in all material respects; and (vii) the delivery by each party to the other party of a certificate certifying compliance with the conditions described in clauses (v) and (vi).

Parent has obtained debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses. Certain financial institutions have severally committed to provide Borrower with a $900 million senior secured first lien incremental term loan facility under the amended and restated first lien credit agreement entered into on May 14, 2019, as amended, on the terms set forth in the related debt commitment letter. The obligations of such financial institutions to provide debt financing under the debt commitment letter are subject to a number of customary conditions. Pursuant to the Merger Agreement, Mister Car Wash is required to provide Parent with customary cooperation in connection with the debt financing.

If the Merger is completed, our common stock will no longer be listed on The Nasdaq Stock Market LLC and we will become a privately held company and deregistered under the Securities and Exchange Act of 1934, as amended.

Additional information about the Merger Agreement and the Merger will be set forth in the Information Statement and Rule 13e-3 Transaction Statement on Schedule 13E-3 to be filed in connection with the Merger, which have not yet been filed with the Securities and Exchange Commission (“SEC”).

Key Growth Drivers

Grow Our UWC Members to Drive Predictable Earnings Growth and Higher Annual Customer Spend

We believe there is an opportunity to continue to grow UWC penetration in core, acquired and greenfield locations. In 2025, we increased overall UWC penetration from 74% to 76% of total wash sales. We estimate that the average UWC Member spends more than four times the retail car wash consumer, providing us an opportunity to increase our sales as penetration increases. At both greenfield and acquired locations, we have developed processes that have produced continued growth of UWC memberships.

Build Upon Our Success in Opening Greenfield Locations

During 2025, we successfully opened 29 greenfield locations and expect to primarily drive our future location growth through greenfield openings. We have developed a rigorous process for opening new greenfield locations, from site selection to post-opening local marketing initiatives, which has driven our greenfield performance consistently over time. We plan to continue investing in this part of our growth strategy and have a development pipeline for future locations in existing and adjacent markets nationwide.

Pursue Opportunistic Acquisitions in Highly Fragmented Industry

During 2025, we acquired five Whistle Express locations in Lubbock, Texas. We will continue to employ a disciplined approach to acquisitions, carefully selecting locations that meet our criteria for a potential Mister Car Wash site. We have a proven track record of driving location growth through acquisitions, as well as a stringent process for integrating and upgrading acquired locations that has led to the successful integration of over 100 acquisitions during our history.

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

Resources

Our Proprietary Products and Advanced Technology

Our research and development (“R&D”) team is responsible for car wash processes, equipment and technology improvements. The team tests new products, formulations, processes and ideas in select markets before rolling out upgrades and changes across the broader platform. Through continuous R&D, Mister Car Wash developed our exclusive Titanium 360°®, that utilizes Titanium Dioxide to provide underbody corrosion resistance, water repellency, and a mirror-like finish. Titanium 360°® is paired with our proprietary Unity Chemistry™ system which creates a streamlined wash process that factors in conveyor length, line speed, water quality, mechanical equipment, ambient temperature and soil conditions.

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

Intellectual Property and Trademarks

We own intellectual property, including patents, patent applications, technology, trade secrets, know-how and trademarks in the United States and internationally. As of December 31, 2025, we had approximately 51 trademark registrations and applications, including registrations for “Mister Car Wash,” “Hotshine,” “Mister Hotshine” and “Unlimited Wash Club,” and held two U.S. patents and one pending U.S. patent application. Our issued patents are expected to expire in 2040. We have also registered the Internet domain name: “mistercarwash.com”.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position, and, therefore, we devote resources to the protection of our trademarks and proprietary rights. However, we believe that no single patent, trademark or intellectual property asset is material in relation to our business as a whole.

Seasonality

As a result of our presence in certain markets that are subject to seasonal weather patterns, some of our business is seasonal. However, our 21-state geographic diversity typically limits the weather impacts of any specific region on our overall performance. Additionally, we do experience a majority of sales of UWC memberships during the first six months of the year.

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

As of December 31, 2025, including both front line team members and our headquarters team, we employed approximately 6,836 team members, which is a 3% increase from the prior year. This increase was primarily due to adding 34 net new locations throughout the year.

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

Available Information

Our website address is www.mistercarwash.com. We post, and stockholders may access without charge, our recent filings and any amendments to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statement as soon as reasonably practicable after such reports are filed with the SEC.

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

Because our UWC subscription program accounted for 76% of our total wash sales in 2025, and we estimate that the average UWC Member spends approximately seven times than the average retail car wash consumer, our continued business and revenue growth is largely dependent on our ability to continue to attract and retain UWC Members.

UWC Members can cancel their membership at any time and may decide to cancel or forego memberships due to any number of reasons, including increased prices for our services, quality issues with our services, harm to our reputation or brand, seasonal usage, or individuals’ personal economic pressures, as well as potential increasing governmental regulation of automatically renewing subscription programs, and such cancellations may contribute to a net decline, plateau, or continued slower growth plateau in UWC Members, resulting in a potential material adverse effect on revenue and our growth strategies.

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

We believe that maintaining and enhancing our reputation and brand recognition are important to our relationships with existing customers and our ability to attract new customers. Presently, we use a mix of traditional and digital marketing tactics and channels to promote our brand. As our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our results of operations could be materially and adversely affected.

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

There are indications of increased economic uncertainty in the U.S. including the potential for an economic decline. Impacts of such general economic uncertainty include, without limitation: reduced credit availability; reduced liquidity; volatility in credit, equity and foreign exchange markets; increasing job losses, bankruptcies and fluctuating interest rates. A general economic downturn and negative macroeconomic trends may result in unfavorable conditions that could negatively affect demand for our services and exacerbate some of the other risks that affect our business, financial condition and results of operations. Additionally, these risks which are beyond our control, could adversely affect operating costs and administrative expenses such as wages, benefits, supplies and inventory costs, legal claims, insurance costs and borrowing costs. Any such increase could reduce our sales and profit margins if we do not choose, or are unable, to pass the increased costs to our customers.

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

We rely on a limited number of suppliers for most of the car wash equipment and certain other supplies we use in our operations. Our ability to secure such equipment and supplies from alternative sources as needed may be time-consuming or expensive or may cause a temporary disruption in our supply chain. As such, we are subject to the risk that a supplier may not continue to provide us with the required car wash tunnel equipment. We also do not carry a significant inventory of such equipment. Shortages or interruptions in the supply of car wash equipment and other supplies could occur for reasons within or beyond the control of us and the supplier. Decreased fuel supplies are anticipated to increase fuel prices, which may adversely impact our transportation costs. Any shortage or interruption to our supply chain could reduce our sales and profit margins, which in turn may materially and adversely affect our business and results of operations.

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

Risks Related to the Merger

On February 17, 2026, we entered into the Merger Agreement with Parent, Merger Sub and Borrower, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Mister Car Wash, with Mister Car Wash surviving the Merger as the surviving corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of LGP.

The Merger may not be completed on the timeline currently contemplated, or at all, and failure to complete the Merger may result in material adverse consequences to our business and operations and the price of our common stock.

Consummation of the Merger is subject to certain conditions set forth in the Merger Agreement, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock entitled to vote in accordance with the DGCL (which has been received through the Written Consent), (ii) the mailing of the Information Statement to our stockholders at least twenty (20) calendar days prior to the Closing, (iii) the expiration or termination of any waiting periods (and any extensions thereof) applicable to the consummation of the Merger pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the receipt of any clearance or other affirmative approvals applicable to the Merger under antitrust laws or foreign investment laws; (iv) the absence of any law or order issued by a governmental authority of competent jurisdiction that prohibits, makes illegal or enjoins the consummation of the Merger; (v) the accuracy of the parties’ respective representations and warranties contained in the Merger Agreement, subject to specified materiality qualifications; (vi) the parties’ performance of and compliance with their respective pre-Closing covenants and obligations in the Merger Agreement in all material respects; and (vii) the delivery by each party to the other party of a certificate certifying compliance with the conditions described in clauses (v) and (vi).

There is no assurance that all of the various conditions will be satisfied within the expected timeframe, or at all. We are subject to a number of risks relating to the announcement and pendency of the Merger, including the following:

•
we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees and maintaining our relationships with existing customers and obtaining potential new customers;
•
we may experience an event, change or other circumstances that could give rise to the termination of the Merger Agreement, including in circumstances requiring us to pay a $31,250,000 termination fee to LGP; and
•
the trading price of our common stock may experience increased volatility or decrease to the extent that the current market price reflects a market assumption that the Merger will be completed.

If the Merger is not consummated, the risks described above may materialize or be worsened, and they may have a material adverse effect on our business, results of operations, financial condition and the price of our common stock, particularly to the extent that the current market price reflects a market assumption that the Merger will be completed. Furthermore, investor confidence could decline, stockholder litigation could be brought against us, our directors and/or our officers, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to attract or retain key personnel, our employees could be distracted and profitability may be adversely impacted due to costs incurred in connection with the pending Merger. We may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our common stock would return to the prices at which our common stock traded prior to the failure of the proposed Merger. If the Merger is not consummated, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on The Nasdaq Stock Market LLC and registered under the Securities Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the Securities and Exchange Commission.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•
the fact that receipt of the all-cash per share consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•
the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of the Company.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, customers and other third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business. Uncertainty about the effect of the Merger on employees, customers, suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of Mister Car Wash. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation. Additionally, these uncertainties could cause customers, suppliers, vendors and others who deal with us to defer decisions concerning working with us, seek to change existing business relationships with Mister Car Wash or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties that may result from the Merger. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger is pending and the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger is pending and the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course of business in all material respects. Mister Car Wash is also subject to customary operating restrictions between during the pendency of the Merger. These include restrictions on our ability to take certain material actions, including issuing shares or paying dividends, entering into certain material contracts, incurring or assuming material debt, or acquiring another business or entering into a joint venture, in each case, subject to certain exceptions. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition.

Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that may discourage third parties from submitting acquisition proposals to Mister Car Wash, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger. The Merger Agreement generally prohibits Mister Car Wash from soliciting any competing acquisition proposal. In addition, the Merger Agreement requires us to notify Parent and provide certain information if we receive certain inquiries related to a competing acquisition proposal, which might deter third parties from proposing alternative acquisition proposals. Although the Merger Agreement permits us to terminate the Merger Agreement in order to enter into an acquisition agreement with respect to a “Superior Proposal” (as defined in the Merger Agreement), we would be required to pay a termination fee of $31,250,000 to Parent, which might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay. The Merger Agreement also requires us to pay Parent a termination fee of $31,250,000 if the Merger Agreement is terminated in certain circumstances and, within 12 months of such termination, we consummate a similar acquisition transaction or enter into a definitive agreement for a similar acquisition transaction which is later consummated, which might cause a potential acquirer to propose to pay a lower price than it might otherwise have proposed to pay.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $31,250,000 to Parent. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us regardless of whether or not the pending Merger is consummated and may relate to activities that we would not have undertaken other than to complete the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, our board of directors or other parties to the Merger Agreement challenging the Merger Agreement or the Merger or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is the absence of any law or order issued by a governmental authority of competent jurisdiction that prohibits, makes illegal or enjoins the consummation of the Merger. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.

The Merger Agreement provides that, at the effective time of the Merger, each share of our common stock (other than Dissenting Company Shares and certain other shares held by or contributed to Parent at the Closing) will be automatically converted into the right receive cash in an amount equal to the Per Share Price ($7.00), without interest. If the Merger is consummated, our stockholders (other than the Principal Stockholders and other certain stockholders contributing shares to Parent at the Closing) will no longer hold interests in Mister Car Wash and, therefore, will not be entitled to benefit from any potential future appreciation in the value of Mister Car Wash.

Risks Related to Our Indebtedness and Capital Requirements

Our indebtedness could adversely affect our financial health and competitive position.

As of December 31, 2025, we had $800.1 million of indebtedness outstanding pursuant to an amended and restated first lien credit agreement entered into on May 14, 2019, as amended, (“First Lien Term Loan”). To service this debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other capital needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, or acquisitions, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This places us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations, make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new services, enhance our existing services and operating infrastructure, open additional greenfield locations and potentially acquire complementary businesses and assets. For the year ended December 31, 2025, our net cash provided by operating activities was $285.7 million. As of December 31, 2025, we had $28.5 million of cash and cash equivalents, which were held for working capital purposes.

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

As of December 31, 2025, we do not dispense gasoline or diesel fuels at any locations. However, our historical operations, at limited locations obtained through acquisitions, involved using underground storage tanks (USTs) for fuel and chemicals. Some of these tanks remain on leased properties, with future obligations for removal and potential environmental remediation. Instances of contamination have been identified in the past, leading to remediation costs. This historical legacy presents ongoing environmental risks and potential liabilities under our lease agreements and environmental laws. We continue to evaluate and address these risks, recognizing their potential impact on our financial condition and operations.

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

We must comply with increasingly and complex privacy and security laws and regulations in the United States, including the California Consumer Privacy Act (the “CCPA”), as amended, and other state data privacy laws that have been enacted to date. Although there are limited exemptions for health-related information, including Protected Health Information and clinical trial data, the CCPA and other state privacy laws may increase our compliance costs and potential liability. Similar laws have been proposed or enacted in other states and at the federal level, and when passed, such laws may have potentially conflicting requirements that would make compliance challenging. Our operations are subject to the Telephone Consumer Protection Act and similar state laws.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the DGCL, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

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

Item 2. Properties

We lease 25,350 and own 27,973 square feet of office space at our corporate headquarters in Tucson, Arizona. As of December 31, 2025, we leased 485 locations and owned 63 locations. The chart below provides a breakdown of our operating car wash locations as of December 31, 2025:

State	Locations
Alabama	13
Arizona	24
California	66
Colorado	12
Florida	86
Georgia	22
Idaho	8
Illinois	3
Iowa	19
Maryland	2
Michigan	36
Minnesota	34
Mississippi	8
Missouri	9
New Mexico	25
Pennsylvania	6
Tennessee	16
Texas	98
Utah	24
Washington	19
Wisconsin	18
Total	548

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

Holders of Record

As of February 13, 2026, there were 1,268 holders of record of our common stock. This number excludes stockholders whose stock is held in street name by banks, brokers and other nominees.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2025, we did not repurchase any equity securities.

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

	6/25/21	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Mister Car Wash, Inc.	$100.00	$90.00	$45.00	$43.00	$36.00	$27.00
S&P 1500 Consumer Services	$100.00	$105.00	$90.00	$115.00	$134.00	$138.00
S&P 500 Total Return	$100.00	$112.00	$92.00	$116.00	$145.00	$171.00
Russell 2000	$100.00	$97.00	$76.96	$89.99	$100.37	$113.00

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

The following includes a discussion and analysis of our financial condition and results of operations for 2025 and 2024 and year-to-year comparisons between 2025 and 2024. For discussion and analysis of our financial condition and results of operations for 2023 and year-to-year comparisons between 2024 and 2023, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Greenfield Location Development

More recently, we have grown through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and anticipate continued pursuit of this strategy in the future. During 2025, we successfully opened a total of 29 greenfield locations, with the expectation of driving the majority of our future location growth through greenfield development. We believe such a strategy will drive a more controllable pipeline of unit growth for future locations in existing and adjacent markets.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Business Acquisitions

In 2025, we completed one business acquisition of five locations in Lubbock, Texas. Following acquisition, we implement a variety of operational improvements to unify branding and enhance profitability. As soon as feasible, we work to fully integrate and transition acquired locations to the “Mister” brand and make investments to improve site flow, upgrade tunnel equipment and technology, and install our proprietary Unity Chemistry™ system, which is a unique blend of our signature products utilizing the newest technology and services to make a better car wash experience for our customers. We also establish member-only lanes, optimize service offerings and implement training initiatives that we have successfully utilized to improve team member engagement and drive UWC growth post-acquisition. The costs associated with these onboarding initiatives, which vary by site, can impact the comparability of our results.

The comparability of our results may also be impacted by the inclusion of financial performance of our acquisitions that have not delivered a full fiscal year of financial results under Mister Car Wash’s ownership.

Recent Developments – Pending Merger

On February 17, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MCW Parent, LP, a Delaware limited partnership (“Parent”), Boson Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), and, solely for purposes of the Borrower Provisions (as defined in the Merger Agreement), one of our wholly owned subsidiaries, Mister Car Wash Holdings, Inc. a Delaware corporation (“Borrower”), pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Mister Car Wash, with Mister Car Wash continuing as the surviving corporation (the “Merger”). Parent and Merger Sub are each affiliates of the private equity investment firm Leonard Green & Partners, L.P.

Pursuant to the terms of the Merger Agreement, neither Mister Car Wash, on the one hand, nor the Buyer Parties, on the other hand, are required to consummate the Merger prior to April 20, 2026. The Merger is expected to close in the first half of 2026, subject to obtaining regulatory approvals and the satisfaction or waiver of other customary closing conditions.

If the Merger is completed, our common stock will no longer be listed on The Nasdaq Stock Market LLC and we will become a privately held company and deregistered under the Securities and Exchange Act of 1934, as amended.

See “Business—Recent Developments” included in Item 1 of Part I and Note 20. Subsequent Events in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Merger.

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Financial and Operating Data:
Location count (end of period)	548	514
Comparable store sales growth	2.9%	3.0%
UWC Members (in thousands, end of period)	2,271	2,124
UWC sales as a percentage of total wash sales	76%	74%
Net income	$103,077	$70,239
Net income margin	9.8%	7.1%
Adjusted EBITDA	$345,441	$320,946
Adjusted EBITDA margin	32.8%	32.3%

Location Count (end of period)

Our location count refers to the total number of car wash locations operating at the end of a period, inclusive of new greenfield locations, acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions and closings, have, and will continue to have, an impact on our performance. In fiscal year 2025, we increased our location count by 34 new locations, including 29 greenfield locations and acquisition of five locations. In fiscal year 2024, we increased our location count by 38 net locations, including 39 greenfield locations and one location that was relocated, offset by two locations that were closed.

Our Express Exterior Locations, which offer express exterior cleaning services, comprise 485 of our current locations and our Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services, comprise 63 of our current locations.

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

Increasing the number of new locations is a component of our growth strategy and as we continue to execute on our growth strategy, we expect that a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy. During 2025, comparable store sales growth increased 2.9% compared to an increase of 3.0% in 2024.

UWC Members (end of period)

Members of our monthly subscription service are known as Unlimited Wash Club® Members, or UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 2.3 million UWC Members as of December 31, 2025 an increase of approximately 7%, from December 31, 2024.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represent the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. We have consistently grown this measure over time as we educate customers as to the value of our subscription offering. UWC sales were 76% and 74% of our total wash sales for the years ended December 31, 2025, and 2024, respectively.

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

Our Adjusted EBITDA was approximately $345.4 million and $320.9 million for the years ended December 31, 2025 and 2024, respectively. Our Adjusted EBITDA margin was 33% and 32% for the years ended December 31, 2025 and 2024, respectively. The increase experienced in the year ended December 31, 2025 compared to the prior year is primarily attributable to an increase in car wash sales due to growth in UWC Members and the year-over-year addition of 34 locations, offset by an increase in operating costs and expenses.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Net income	$103,077	$70,239
Interest expense, net	58,883	79,488
Income tax provision	37,759	32,428
Depreciation and amortization expense	88,205	81,366
Loss on sale of assets, net (a)	14,538	12,435
Stock-based compensation expense (b)	27,797	27,259
Acquisition expenses (c)	5,824	3,357
Non-cash rent expense (d)	6,871	6,405
Debt refinancing costs (e)	539	6,711
Employee retention credit	—	(5,189)
Other (f)	1,948	6,447
Adjusted EBITDA	$345,441	$320,946
Net revenues	$1,051,731	$994,727
Net income margin	9.8%	7.1%
Adjusted EBITDA margin	32.8%	32.3%
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
(e)
Represents non-deferred legal fees and other expenses related to credit agreement amendments, and loss on extinguishment of debt associated with amendments to the debt facilities and voluntary principal payments.

(f)
Consists of other items as determined by management not to be reflective of our ongoing operating performance, such as costs associated with severance pay, legal settlements and legal fees related to contract terminations, and nonrecurring strategic project costs.

Results of Operations

The results of operations data for the years ended December 31, 2025 and 2024 have been derived from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2025		2024
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net revenues	$1,051,731	100%	$994,727	100%

Costs and expenses
Cost of labor and chemicals	302,307	29%	290,705	29%
Other store operating expenses	436,674	42%	404,675	41%
General and administrative	98,009	9%	107,980	11%
Loss on sale of assets, net	14,538	1%	12,435	1%
Total costs and expenses	851,528	81%	815,795	82%
Operating income	200,203	19%	178,932	18%

Other (income) expense
Interest expense, net	58,883	6%	79,488	8%
Loss on extinguishment of debt	540	0%	1,976	0%
Other income	(56)	(0)%	(5,199)	(1)%
Total other expense, net	59,367	6%	76,265	8%
Income before taxes	140,836	13%	102,667	10%
Income tax provision	37,759	4%	32,428	3%
Net income	$103,077	10%	$70,239	7%

Net Revenues

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Net revenues	$1,051,731	$994,727	$57,004	6%

The increase in net revenues was primarily attributable to growth in UWC Members, favorable wash package mix, price increases, and the year-over-year addition of 34 locations.

Cost of Labor and Chemicals

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Cost of labor and chemicals	$302,307	$290,705	$11,602	4%
Percentage of net revenues	29%	29%

The increase in the cost of labor and chemicals was primarily attributable to an increase in volume and the year-over-year addition of 34 locations, as well as increased store labor rates, partially offset by labor optimization and lower chemical costs due to new formulations and cost savings from strategic partnerships between periods. Locations opened and acquired during 2025 accounted for $5.7 million of the increase of cost of labor and chemicals.

Other Store Operating Expenses

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Other store operating expenses	$436,674	$404,675	$31,999	8%
Percentage of net revenues	42%	41%

The increase in other store operating expenses was primarily attributable to the year-over-year addition of 34 locations, as well as additional rent expense related to our sale-leaseback activity in the current year and end of the prior year. Locations opened during 2025 accounted for $12.7 million of the increase.

General and Administrative

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
General and administrative	$98,009	$107,980	$(9,971)	(9)%
Percentage of net revenues	9%	11%

The decrease in general and administrative expenses was primarily attributable to nonrecurring debt refinancing costs in the prior year, and decreased amortization expense due to intangible assets that were fully amortized in the prior year, and decreases in other expenses, partially offset by investments in marketing as well as other costs to support strategic growth initiatives.

Loss on Sale of Assets, net

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Loss on sale of assets, net	$14,538	$12,435	$2,103	17%
Percentage of net revenues	1%	1%

The change in loss on sale of assets, net in 2025 was primarily attributable to more significant net losses associated with our sale-leaseback activity and asset retirements in the current year.

Total Other Expense, net

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Total other expense, net	$59,367	$76,265	$(16,898)	(22)%
Percentage of net revenues	6%	8%

The decrease in total other expense, net was primarily attributable to a decrease in interest expense, net driven by lower average interest rates, and $120.3 million of principal payments on the First Lien Term Loan in the current year, and approximately $1.5 million of additional loss on extinguishment of debt related to our debt refinancing activity in the prior year. The decrease in the current year was partially offset by the $5.2 million gain related to the recognition of an employee retention credit in the prior year.

Income Tax Provision

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Income tax provision	$37,759	$32,428	$5,331	16%
Percentage of net revenues	4%	3%

The increase in income tax provision was primarily attributable to the increase in pre-tax income reduced by the favorable income tax impact from equity awards activity compared to the prior year.

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

As of December 31, 2025 and 2024, we had cash and cash equivalents of $28.5 million and $67.5 million, respectively, and $299.9 million and $299.8 million, respectively, of available borrowing capacity under our Revolving Commitment.

For a description of our credit facilities, please see Note 9 Debt in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2025, we were in compliance with the covenants under our credit facilities and we expect to comply with our covenants in the next 12 months from the issuance date of the financial statements included in this Annual Report on Form 10-K.

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

Cash Flows for the Years Ended December 31, 2025 and 2024

The following table shows summary cash flow information for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Net cash provided by operating activities	$285,704	$248,620
Net cash used in investing activities	(206,847)	(199,852)
Net cash used in financing activities	(117,958)	(275)
Net change in cash and cash equivalents, and restricted cash during period	$(39,101)	$48,493

Operating Activities. Net cash used in operating activities consists of net income adjusted for certain non-cash items, including stock-based compensation expense, depreciation of property and equipment, amortization of leased assets and deferred income taxes, as well as losses on disposal of property and equipment and the effect of changes in other working capital amounts.

For the year ended December 31, 2025, net cash provided by operating activities was $285.7 million and was comprised of net income of $103.1 million, increased by $222.3 million primarily as a result of non-cash adjustments including depreciation and amortization expense, non-cash lease expense, deferred income taxes, stock-based compensation expense, and loss on sale of assets, net. Changes in working capital decreased cash provided by operating activities by $39.7 million, primarily due to payments towards operating lease liabilities, partially offset by the timing of payments and receipts of receivables and payables.

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

For the year ended December 31, 2025, net cash used in investing activities was $206.8 million and was primarily comprised of purchases in property and equipment to support our greenfield development, and the acquisition of car wash locations, partially offset by sale-leaseback transactions and the sale of property and equipment.

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

For the year ended December 31, 2025, net cash used in financing activities was $118.0 million and was primarily comprised of payments for the First Lien Term Loan and finance lease obligations, partially offset by proceeds related to the issuance of common stock under employee plans.

For the year ended December 31, 2024, net cash used in financing activities was $0.3 million and was primarily comprised of activities related to our debt and debt refinancings, as well as payments for payroll tax withholdings to settle cashless stock option exercises and proceeds related to the issuance of common stock under employee plans.

Free Cash Flow

Free cash flow and free cash flow excluding growth capital expenditures are non-GAAP liquidity measures used by management as additional cash flow metrics. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment in a period. Free cash flow excluding growth capital expenditures is defined as operating cash flows less purchases of maintenance property and equipment. Free cash flow includes the impact of capital expenditures, providing a supplemental view of cash generation. Free cash flow excluding growth capital expenditures includes purchases of property and equipment in a period, which are uses of cash that are necessary to maintain the Company's existing business operations, including its washes and support functions. Free cash flow excluding growth capital expenditures provides a supplemental view of cash flow generation before investments in growth capital, which expand future business operations, including the opening or improvement of washes and service capabilities. Free cash flow and free cash flow excluding growth capital expenditures have certain limitations, including that they do not reflect adjustments for certain non-discretionary cash expenditures, such as debt repayments or payments made for business acquisitions.

The following is a reconciliation of free cash flow and free cash flow excluding growth capital expenditures to net cash provided by operating activities for the periods presented.

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$285,704	$248,620
Adjustments:
Less: Maintenance capital expenditures	(28,529)	(29,350)
Free cash flow excluding growth capital expenditures	257,175	219,270
Less: Growth capital expenditures	(226,870)	(300,729)
Free cash flow	$30,305	$(81,459)

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

Long-lived assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment losses associated with our long-lived assets were recognized during the year ended December 31, 2025. Approximately $1.5 million of impairment losses associated with our long-lived assets were recognized during the year ended December 31, 2024. See Note 4 Property and Equipment, net in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Goodwill

Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level annually on October 31 or more frequently if events or changes in circumstances indicate that the asset may be impaired. We first assess qualitative factors to determine whether events or circumstances existed that would lead us to conclude it is more likely than not that the fair value of the reporting unit is below its carrying amount. If we determine that it is more likely than not that the fair value of the reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported as impairment of goodwill in our consolidated statements of operations and comprehensive income. No impairment losses associated with our goodwill were recognized during the years ended December 31, 2025, and December 31, 2024.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We classify all deferred income tax assets and liabilities as noncurrent on our balance sheets. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the provision for (benefit from) income taxes on the consolidated statements of operations and comprehensive income in the period that includes the enactment date.

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

We recognize interest and penalties related to uncertain tax positions within income tax provision on our consolidated statements of operations and comprehensive income.

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

We record deferred tax assets for awards that result in deductions in our income tax returns, based upon the amount of compensation cost recognized and our statutory tax rate. The tax effect of differences between the compensation cost of an award recognized for financial reporting purposes and the deduction for an award for tax purposes is recognized as an income tax expense or benefit in the consolidated statements of operations and comprehensive income in the period in which the tax deduction arises.

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

Interest Rate Risk

Our First Lien Term Loan bears interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2025, we had $800.1 million of variable-rate debt outstanding under our First Lien Term Loan. Based on the balance outstanding under our First Lien Term Loan as of December 31, 2025, an increase or decrease of 100 basis points in the effective interest rate on the First Lien Term Loan would cause an increase or decrease in interest expense of approximately $8 million over the next 12 months.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Mister Car Wash, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mister Car Wash, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenues — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenues in two main streams: (1) revenues recognized ratably daily over the month in which it is earned with their subscription membership Unlimited Wash Club® program which entitles the customer to unlimited washes for a monthly fee, cancelable at any time, and (2) revenues recognized at a point in time from car washes. The Company’s revenue recognition process utilizes point-of-sale systems for the initiating, processing, and recording of transactions. We identified the recognition of revenues as a critical audit matter because performing audit procedures to test the recognition of revenues required significant audit effort, including the involvement of data analytics specialists, given the Company’s high volume of individually low monetary value transactions.

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
February 27, 2026

We have served as the Company's auditor since 2018.

Mister Car Wash, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2025	2024	2023
Net revenues	$1,051,731	$994,727	$927,070

Costs and expenses
Cost of labor and chemicals	302,307	290,705	279,375
Other store operating expenses	436,674	404,675	363,717
General and administrative	98,009	107,980	105,708
Loss on sale of assets, net	14,538	12,435	125
Total costs and expenses	851,528	815,795	748,925
Operating income	200,203	178,932	178,145

Other (income) expense
Interest expense, net	58,883	79,488	75,104
Loss on extinguishment of debt	540	1,976	—
Other income	(56)	(5,199)	—
Total other expense, net	59,367	76,265	75,104
Income before taxes	140,836	102,667	103,041
Income tax provision	37,759	32,428	22,911
Net income	$103,077	$70,239	$80,130

Other comprehensive loss, net of tax
Loss on interest rate swap	(293)	—	—
Total comprehensive income	$102,784	$70,239	$80,130

Earnings per share
Basic	$0.32	$0.22	$0.26
Diluted	$0.31	$0.21	$0.24
Weighted-average common shares outstanding
Basic	326,253,814	320,031,984	311,035,122
Diluted	332,099,696	329,513,232	328,239,604

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$103,077	$70,239	$80,130
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	88,205	81,366	69,991
Stock-based compensation expense	26,633	25,563	24,001
Loss on sale of assets, net	14,538	12,435	125
Loss on extinguishment of debt	540	1,976	—
Amortization of deferred debt issuance costs	1,103	1,256	1,698
Non-cash lease expense	55,483	49,855	45,084
Deferred income tax	35,779	30,084	18,137
Changes in assets and liabilities
Accounts receivable, net	152	5,513	(2,363)
Other receivables	338	373	960
Inventory, net	274	3,224	357
Prepaid expenses and other current assets	1,937	365	810
Accounts payable	2,698	3,373	(113)
Accrued expenses	941	9,157	6,065
Deferred revenue	1,802	1,274	3,195
Operating lease liability	(48,057)	(42,753)	(40,434)
Other noncurrent assets and liabilities	261	(4,680)	(2,990)
Net cash provided by operating activities	$285,704	$248,620	$204,653

Cash flows from investing activities
Purchases of property and equipment	(255,399)	(330,079)	(328,124)
Acquisition of car wash operations, net of cash	—	—	(51,218)
Proceeds from sale of property and equipment	48,552	130,227	119,977
Net cash used in investing activities	$(206,847)	$(199,852)	$(259,365)

Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	5,538	6,510	9,777
Payments of tax withholding on option exercises	—	(19,290)	—
Proceeds from debt borrowings	—	925,000	—
Proceeds from revolving line of credit	—	217,000	—
Payments on debt borrowings	(120,307)	(905,820)	—
Payments on revolving line of credit	—	(217,000)	—
Payments of deferred debt issuance costs	—	(5,505)	—
Principal payments on finance lease obligations	(793)	(748)	(668)
Other financing activities	(2,396)	(422)	(500)
Net cash provided by (used in) financing activities	$(117,958)	$(275)	$8,609

Net change in cash and cash equivalents and restricted cash during period	(39,101)	48,493	(46,103)
Cash and cash equivalents and restricted cash at beginning of period	67,612	19,119	65,222
Cash and cash equivalents and restricted cash at end of period	$28,511	$67,612	$19,119

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	28,450	67,463	19,047
Restricted cash, included in prepaid expenses and other current assets	61	149	72
Total cash, cash equivalents, and restricted cash	$28,511	$67,612	$19,119

Supplemental disclosure of cash flow information
Cash paid for interest	$60,387	$78,122	$75,737
Cash paid for income taxes	$2,541	$2,529	$4,221

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$5,912	$10,914	$17,907
Property and equipment accrued in other accrued expenses	$11,181	$9,653	$13,303
Stock option exercise proceeds in other receivables	$-	$294	$-

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Balance Sheets

	As of
(Amounts in thousands, except share and per share data)	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$28,450	$67,463
Accounts receivable, net	639	791
Other receivables	15,485	13,518
Inventory, net	5,485	5,728
Prepaid expenses and other current assets	9,619	11,590
Total current assets	59,678	99,090
Property and equipment, net	914,022	814,600
Operating lease right of use assets, net	942,664	924,896
Other intangible assets, net	110,822	112,507
Goodwill	1,134,830	1,134,734
Other assets	11,122	15,969
Total assets	$3,173,138	$3,101,796

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$27,824	$30,020
Accrued payroll and related expenses	25,074	27,116
Other accrued expenses	41,540	39,162
Current maturities of long-term debt	—	6,920
Current maturities of operating lease liability	53,625	48,986
Current maturities of finance lease liability	879	804
Deferred revenue	35,904	33,960
Total current liabilities	184,846	186,968
Long-term debt, net	796,893	909,094
Operating lease liability	906,371	890,613
Financing lease liability	12,344	13,262
Deferred tax liabilities, net	137,547	101,741
Other long-term liabilities	2,124	1,766
Total liabilities	2,040,125	2,103,444
Stockholders’ equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 328,282,533 and 323,693,863 shares outstanding as of December 31, 2025 and 2024, respectively	3,288	3,242
Additional paid-in capital	862,095	830,264
Accumulated other comprehensive loss	(293)	—
Retained earnings	267,923	164,846
Total stockholders’ equity	1,133,013	998,352
Total liabilities and stockholders’ equity	$3,173,138	$3,101,796

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders’ Equity
(Amounts in thousands, except share data)	Shares	Amount
Balance as of December 31, 2022	306,626,530	$3,072	$783,579	$—	$14,477	$801,128
Stock-based compensation expense	—	—	24,001	—	—	24,001
Issuance of common stock under employee plans	434,952	4	2,993	—	—	2,997
Vesting of restricted stock units	694,100	7	(7)	—	—	—
Exercise of stock options	7,436,819	74	6,705	—	—	6,779
Net income	—	—	—	—	80,130	80,130
Balance as of December 31, 2023	315,192,401	$3,157	$817,271	$—	$94,607	$915,035
Stock-based compensation expense	—	—	25,563	—	—	25,563
Issuance of common stock under employee plans	437,539	4	2,707	—	—	2,711
Vesting of restricted stock units	1,390,754	13	(13)	—	—	—
Tax withholding on option exercises	(2,998,694)	(29)	(19,306)	—	—	(19,335)
Exercise of stock options	9,671,863	97	4,042	—	—	4,139
Net income	—	—	—	—	70,239	70,239
Balance as of December 31, 2024	323,693,863	$3,242	$830,264	$—	$164,846	$998,352
Stock-based compensation expense	—	—	26,633	—	—	26,633
Issuance of common stock under employee plans	450,746	5	2,370	—	—	2,375
Vesting of restricted stock units	1,934,289	19	(19)	—	—	—
Exercise of stock options	2,203,635	22	2,847	—	—	2,869
Loss on interest rate swap	—	—	—	(293)	—	(293)
Net income	—	—	—	—	103,077	103,077
Balance as of December 31, 2025	328,282,533	$3,288	$862,095	$(293)	$267,923	$1,133,013

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

1. Nature of Business

Mister Car Wash, Inc., a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is based in Tucson, Arizona and is a provider of conveyorized car wash services. As of December 31, 2025, we operated 548 car washes in 21 states. As of December 31, 2024, we operated 514 car washes in 21 states.

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

On occasion, we are required to maintain restricted cash deposits with certain banks due to contractual or other legal obligations. At December 31, 2025 and 2024, we had $61 and $149, respectively, in restricted cash set aside for the funding of various maintenance expenses. Restricted cash is recorded in Prepaid expenses and other current assets in the consolidated balance sheets.

Accounts Receivable, Net

Accounts receivable, net includes amounts due for consumer credit card sales and other trade accounts receivable. We provide an allowance for doubtful accounts using an expected credit loss model which represents our estimate of expected credit losses over the lifetime of the asset. Recoveries of trade receivables previously written off are recorded when received. Accounts receivable are presented net of an allowance for doubtful accounts of $31 and $123 at December 31, 2025 and 2024, respectively. The activity in the allowance for doubtful accounts was immaterial for the years ended December 31, 2025, 2024 and 2023.

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

	As of
	December 31, 2025	December 31, 2024
Payroll tax withholding and exercise proceeds receivable	$—	$834
Construction receivable	4,960	4,584
Income tax receivable	1,011	1,864
Insurance receivable	4,921	4,250
Employee retention credit receivable	1,635	-
Other	2,958	1,986
Total other receivables	$15,485	$13,518

Inventory, Net

Inventory, net consists primarily of chemical washing solutions and is stated at the lower of cost or net realizable value using the average cost method. The activity in the reserve for obsolescence accounts was immaterial for the years ended December 31, 2025, 2024 and 2023.

Inventory for the periods presented is as follows:

	As of
	December 31, 2025	December 31, 2024
Chemical washing solutions	$5,537	$5,831
Other	60	14
Total inventory, gross	5,597	5,845
Reserve for obsolescence	(112)	(117)
Total inventory, net	$5,485	$5,728

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

For items that are disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as (gain) loss on sale of assets, net in the accompanying consolidated statements of operations and comprehensive income.

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

Intangible assets determined to have indefinite useful lives, including trade names and trademarks, are tested for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. A variety of methodologies are used in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. We have the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. We must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If we conclude that this is the case, we must perform the testing described above. Otherwise, we do not need to perform any further assessment. We completed our indefinite-life intangible asset impairment analysis as of October 31, 2025 and 2024 and concluded that it was not more likely than not that the carrying value of the asset may not be recoverable.

Goodwill is evaluated for impairment at the reporting unit-level on an annual basis (or more frequently if events or circumstances indicate that the related carrying amount may be impaired). We evaluate qualitative factors to determine if performing the quantitative impairment test is required. If it is determined that it is more likely than not, as defined in the guidance, that the carrying value is less than the fair value, the potential for goodwill impairment is evaluated and the amount of impairment loss, if any, is measured and recognized. If we determine that it is not more likely than not that the carrying value is less than the fair value, no further evaluation is performed. We completed our goodwill impairment test as of October 31, 2025 and 2024 and concluded that it is not more likely than not that the carrying value is less than the fair value, and therefore, no further evaluation was performed.

Derivative Financial Instruments

The Company has a pay fixed, receive variable interest rate swap contract (“Swap”) to manage its exposure to changes in interest rates. The Swap is recognized in the consolidated balance sheets at fair value. The Swap is a cash flow hedge and is recorded using hedge accounting, as such, changes in the fair value of the Swap are recorded in other comprehensive loss, net of tax until the hedged item is recognized in earnings. Amounts reported in other comprehensive loss, net of tax related to the Swap are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The swap is scheduled to terminate June 30, 2027.

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

Maintenance, insurance and property tax expenses are generally accounted for on an accrual basis as variable lease costs. We recognize variable lease cost for operating leases in the period when changes in facts and circumstances on which the variable lease payments are based occur. All operating lease rent expense is included in other store operating expenses or general and administrative expense on the consolidated statements of operations and comprehensive income.

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

We recognize revenue in two main streams. First, we offer an Unlimited Wash Club® (“UWC”) program to our customers. The UWC program entitles the customer to unlimited washes for a monthly fee, cancelable at any time.

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

The following table summarizes the composition of our net revenues for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Recognized over time	$801,006	$734,235	$659,612
Recognized at a point in time	249,500	260,034	267,067
Other revenue	1,225	458	391
Net revenues	$1,051,731	$994,727	$927,070

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

Sales and Marketing

Sales and marketing expenses are expensed as incurred and include costs for advertising, onsite collateral, promotional events and sponsorships, and customer retention. Advertising costs totaled approximately $7,617, $4,253 and $7,048 for the years ended December 31, 2025, 2024, and 2023, respectively, and are recorded in other store operating expenses in the consolidated statements of operations and comprehensive income.

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

We have adopted a more likely than not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. We recognize interest and penalties related to uncertain tax positions in income tax provision in the consolidated statements of operations and comprehensive income.

Sales Taxes

We collect sales taxes from customers for taxable services provided and products sold and remit those collected sales and use taxes to the applicable state authorities on a monthly basis. We have adopted a policy of presenting such taxes on revenues on a net basis (excluded from revenues) in the consolidated statements of operations and comprehensive income.

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

Deferred tax assets are recorded for awards that result in deductions in our income tax returns, based upon the amount of compensation cost recognized and our statutory tax rate. The tax effect of differences between the compensation cost of an award recognized for financial reporting purposes and the deduction for an award for tax purposes is recognized as an income tax expense or benefit in the consolidated statements of operations and comprehensive income in the period in which the tax deduction arises.

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

Earnings Per Share

Reconciliations of the numerators and denominators of the basic and diluted earnings per share calculations for the periods presented are as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator
Net income	$103,077	$70,239	$80,130

Denominator
Weighted-average common shares outstanding - basic	326,253,814	320,031,984	311,035,122
Effect of potentially dilutive securities
Stock options	3,472,677	7,694,810	16,778,290
Restricted stock units	2,365,294	1,764,137	396,177
Stock purchase rights	7,911	22,301	30,015
Weighted-average common shares outstanding - diluted	332,099,696	329,513,232	328,239,604

Earnings per share - basic	$0.32	$0.22	$0.26
Earnings per share - diluted	$0.31	$0.21	$0.24

The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2025	2024	2023
Stock options	5,617,958	4,480,312	3,457,404
Restricted stock units	428,335	350,326	184,619
Stock purchase rights	48,188	49,859	53,408

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

As of December 31, 2025 and December 31, 2024, the tax credit receivable was $1,635 and $4,663, respectively. As of December 31, 2025 and December 31, 2024, these amounts are included in other receivables and other assets, respectively, on our consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In 2025 we retrospectively adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the transparency of income tax disclosures by requiring specified categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosure. The adoption of this guidance did not have an impact on our financial statements, although it did result in expanded income tax-related disclosures. See Note 8 Income Taxes in the consolidated financial statements for additional information.

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

In December 2025, the FASB issued ASU No. 2025-11, Narrow-Scope Improvements to Interim Reporting (Topic 270). This ASU is intended to clarify interim disclosure requirements and the applicability of Topic 270. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are still assessing the impact of this ASU.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following for the periods presented:

	As of
	December 31, 2025	December 31, 2024
Spare parts	$3,872	$4,801
Prepaid insurance	1,947	2,658
Other	3,800	4,131
Total prepaid expenses and other current assets	$9,619	$11,590

4. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	December 31, 2025	December 31, 2024
Land	$133,377	$123,550
Buildings and improvements	436,005	328,664
Finance leases	16,497	16,554
Leasehold improvements	174,232	151,635
Vehicles and equipment	394,408	353,660
Furniture, fixtures and equipment	107,212	106,271
Construction in progress	42,905	61,153
Property and equipment, gross	1,304,636	1,141,487
Accumulated depreciation	(385,440)	(322,676)
Accumulated amortization - finance leases	(5,174)	(4,211)
Property and equipment, net	$914,022	$814,600

Depreciation expense was $85,399, $75,200 and $62,214 for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense on finance leases was $972, $1,006 and $1,005 for the years ended December 31, 2025, 2024 and 2023, respectively.

During the fourth quarter of 2024, the Company committed to a plan to dispose of two car wash locations. As of December 31, 2025, these locations are classified as held for sale and have a collective net book value of $3,294 primarily related to land and building. The assets of these locations are recorded in property and equipment, net on the consolidated balance sheets.

There were no impairments recognized in the year ended December 31, 2025. During the year ended December 31, 2024, we recorded $1,549 of impairment losses related to the land and building of one of these locations based on the agreed upon sales price. There were no impairments recognized in 2023. Impairment losses are recorded in loss on sale of assets, net on the consolidated statements of operations and comprehensive income.

5. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	December 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and trademarks	$107,000	$—	$107,000	$—
CPC unity system	—	—	42,900	42,900
Customer relationships	9,700	7,486	9,700	7,019
Covenants not to compete	6,760	5,152	13,230	10,404
Other intangible assets, net	$123,460	$12,638	$172,830	$60,323

The weighted average amortization period for CPC Unity System, customer relationships, and covenants not to compete are 10.0 years, 7.0 years, and 6.3 years, respectively.

Amortization expense for finite-lived intangible assets was $1,834, $5,160 and $6,772 for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, estimated future amortization expense was as follows:

Fiscal Year Ending:
2026	$1,615
2027	787
2028	463
2029	340
2030	333
Thereafter	284
Total estimated future amortization expense	$3,822

6. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	December 31, 2025	December 31, 2024
Balance at beginning of period	$1,134,734	$1,134,734
Acquisitions	96	—
Balance at end of period	$1,134,830	$1,134,734

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

7. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	December 31, 2025	December 31, 2024
Utilities	$6,107	$6,685
Accrued tax expense	12,720	11,485
Insurance expense	6,034	4,843
Greenfield development accruals	13,151	9,653
Other	3,528	6,496
Total other accrued expenses	$41,540	$39,162

Greenfield development accruals represent an obligation to pay for invoices not yet received, primarily related to land and buildings and improvements, on properties which we have taken control of as of December 31, 2025 and 2024.

8. Income Taxes

The provision for income taxes consisted of the following for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Current provision (benefit)
Federal	$(9)	$324	$(14)
State	1,989	2,020	4,788
Total current provision	1,980	2,344	4,774
Deferred provision (benefit)
Federal	32,090	27,791	19,505
State	3,689	2,293	(1,368)
Total deferred provision	35,779	30,084	18,137
Total provision	$37,759	$32,428	$22,911

A reconciliation of the statutory income tax rate and provision to our effective tax rate and total tax provision consisted of the following for the periods presented:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax provision at the statutory rate	$29,575	21.0%	$21,560	21.0%	$21,639	21.0%
State income taxes, net of federal benefit	5,221	3.7%	3,646	3.6%	2,359	2.3%
Tax credits	(399)	-0.3%	(227)	-0.2%	(487)	-0.5%
Nontaxable or nondeductible items
Share-based payment awards	2,963	2.1%	6,702	6.5%	(1,431)	-1.4%
Other	313	0.2%	410	0.4%	84	0.1%
Changes in unrecognized tax benefits	82	0.1%	478	0.5%	-	0.0%
Other	4	0.0%	(140)	-0.1%	748	0.7%
Effective tax rate	$37,759	26.8%	$32,428	31.6%	$22,911	22.2%

The income tax expense recorded in 2025 is different from the expected statutory federal and state tax expense primarily due to a $2,963 income tax expense related to equity award exercises and/or vesting in 2025, which is net of the impact of the internal revenue code rules and regulations related to the deductibility of executive compensation by publicly held companies.

	As of
	December 31, 2025	December 31, 2024
Deferred tax assets
Lease liability	$240,652	$234,108
Stock based compensation	10,360	12,915
Accrued compensation costs	1,798	1,710
Deferred revenue	931	1,211
Net operating loss carryforwards	26,932	16,929
Interest expense carryforwards	30,682	38,578
Business tax credit carryforwards, net	3,766	3,285
Other	3,080	3,598
Gross deferred tax assets	318,201	312,334
Valuation allowance	(290)	(262)
Net deferred tax assets	317,911	312,072

Deferred tax liabilities
ROU assets	(235,821)	(230,018)
Goodwill and other intangible assets	(89,690)	(77,040)
Property and equipment	(129,449)	(106,083)
Other	(498)	(672)
Gross deferred tax liabilities	(455,458)	(413,813)
Total deferred tax liabilities, net	$(137,547)	$(101,741)

We had federal and state net operating loss (“NOL”) carryforwards available of $108,915 and $85,218 at December 31, 2025, respectively. The federal NOL carryforwards can be carried forward indefinitely while $38,889 of the state NOL carryforwards have indefinite lives and the remaining amounts will expire between 2036 and 2043. We had federal interest expense carryforwards of $108,357 at December 31, 2025

, which can be carried forward indefinitely. We also had state interest expense carryforwards in 12 states where the amounts vary by jurisdiction, which also have indefinite lives. We had federal and state R&D and other business tax credit carryforwards of $3,283 and $1,119 at December 31, 2025, respectively. The federal business tax credit carryforwards can be carried forward for 20 years and will expire between 2039 and 2045. The state R&D and other business tax credit carryforwards can be carried forward for 5 to 20 years and will expire between 2029 and 2038.

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

For financial reporting purposes, we established valuation allowances of $290 and $262 at December 31, 2025 and 2024, respectively, to offset deferred tax assets. The current and prior year valuation allowance relates to state attributes and carryovers.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law. The OBBBA includes tax reform provisions including 100% bonus depreciation, full expensing of domestic research expenditures, and modifications to interest expense limitations. After initial evaluation, the Company does not currently expect these laws to have a material effect on tax expense or the anticipated annual effective tax rate. We expect certain provisions effective for the 2025 tax year will decrease current and future cash taxes paid on the consolidated financial statements.

Past ownership changes and other equity transactions may have triggered Sections 382 and 383 of the Internal Revenue Code, resulting in certain annual limitations on the utilization of existing federal and state net operating losses and credits. Such provisions may limit the potential future tax benefit to be realized by us from its accumulated net operating losses and tax credit carryforwards.

We file income tax returns in the U.S. federal and various state tax jurisdictions and are subject to varying statutes of limitation in each jurisdiction. As of December 31, 2025, we are not under audit for federal or state income tax purposes. In general, our federal tax return may be subject to examination for the 2022 through 2024 tax years, while for state purposes, the 2021 through 2024 years are generally open to examination, with some states having either a three- or four-year statute of limitations. Our usage of NOL carryovers also permits taxing authorities to adjust aspects of tax returns that may be outside of these statutes of limitation.

A table of income taxes paid is as follows:

	Year Ended December 31,
	2025	2024	2023
Federal	$79	$-	$(161)
State
Arizona	(a)	97	(a)
Florida	76	(a)	1,401
Georgia	(a)	(a)	205
Idaho	44	52	(a)
Michigan	245	236	210
Minnesota	(a)	325	504
Pennsylvania	(a)	116	(a)
Texas	1,127	987	879
Other	(740)	(951)	218
Total State	752	862	3,417
Cash paid for income taxes, net of refunds	$831	$862	$3,256
(a)
The amount of income taxes paid during the year does not meet the 5% disaggregation threshold and is included in 'Other'.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
Tax contingencies at beginning of period	$542	$-	$-
Additions based on tax positions related to the current year	95	83	-
Additions based on tax positions related to prior years	-	459	-
Tax contingencies at end of period	$637	$542	$-

We had gross unrecognized tax benefits of $637 and $542 as of December 31, 2025 and 2024, respectively, related to federal and state R&D tax credits. All of the unrecognized tax benefits, if recognized, would affect the effective tax rate.

We accrued interest and penalties of $12 and $42 as of December 31, 2025 and 2024, respectively, in income tax expense.

9. Debt

Debt consisted of the following as of the periods presented:

				As of
	Maturity	Stated Interest Rate	Effective Interest Rate	December 31, 2025	December 31, 2024
Credit agreement
First lien term loan	March 27, 2031	6.22%	6.86%	$800,074	$920,381
Unamortized discount and debt issuance costs				(3,181)	(4,367)
Current maturities of debt				—	(6,920)
Total long-term portion of debt, net				$796,893	$909,094

As of December 31, 2025, annual maturities of debt were as follows:

Fiscal Year Ending:
2026	$-
2027	-
2028	-
2029	-
2030	-
Thereafter	800,074
Total maturities of debt	800,074

As of December 31, 2025 and 2024, unamortized debt issuance costs was $4,661 and $6,304, respectively, and accumulated amortization of debt issuance costs was $2,034 and $4,018, respectively.

For the years ended December 31, 2025, 2024 and 2023, the amortization of debt issuance costs in interest expense, net in the consolidated statements of operations and comprehensive income was approximately $1,103, $1,256 and $1,698, respectively.

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

The First Lien Term Loan borrowings bear interest equal to the SOFR rate plus a margin, with margin starting at 2.75% and can decrease to 2.50% and 2.25% based on the First Lien Net Leverage Ratio.

Revolving Commitment

Amendment No. 5 to our Credit Agreement also increased our borrowing capacity from $150,000 to $300,000. Any unused commitment fee is also payable based on the First Lien Net Leverage Ratio. The Credit Agreement requires a Rent Adjusted Total Net Leverage Ratio no greater than 6.50 to 1.00, tested quarterly beginning with the quarter ending September 30, 2024, for the benefit of lenders holding the Revolving Commitment.

The maximum available borrowing capacity under the Revolving Commitment is reduced by outstanding letters of credit under the Revolving Commitment. As of December 31, 2025 and 2024, the available borrowing capacity under the Revolving Commitment was $299,926 and $299,791, respectively.

In addition, an unused commitment fee based on our First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of December 31, 2025 and 2024, the unused commitment fee was 0.20% and 0.25%, respectively.

Standby Letters of Credit

As of December 31, 2025, we have a letter of credit sublimit of $90,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $300,000. Any letter of credit issued under the Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2 to the Credit Agreement. Letters of credit under the Revolving Commitment reduce the maximum available borrowing capacity under the Revolving Commitment. As of December 31, 2025 and 2024, the amounts associated with outstanding letters of credit were $74 and $209, respectively.

Credit Agreement

We were in compliance with all covenants related to our long-term debt as of December 31, 2025.

10. Fair Value Measurements

The following table presents assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2025:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation plan	$7,464	$7,464	$—	$—
Liabilities
Deferred compensation plan	$4,675	$4,675	$—	$—
Interest rate swap	$234	$—	$234	$—
Contingent consideration	$1,933	$—	$—	$1,933

The following table presents financial assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2024:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation plan	$6,487	$6,487	$—	$—
Liabilities
Deferred compensation plan	$4,425	$4,425	$—	$—
Contingent consideration	$4,328	$—	$—	$4,328

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

As of December 31, 2025 and 2024, the fair value of our First Lien Term Loan approximated its carrying value due to the debt's variable interest rate terms.

As of December 31, 2025 and 2024, we did not hold any cash investments.

As of December 31, 2025 and 2024, we recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition. We measured its contingent consideration liability arising from our 2021 acquisition using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and our most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when we obtained the certificate of occupancy for the car wash and it opened to the public in 2023 and an ongoing annual payment based on the achievement of certain financial metrics of the business. A change in the forecasted revenue could result in a significantly lower or higher fair value measurement. We determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at December 31, 2025. During the year ended December 31, 2025, $2,396 payment was made. During the year ended December 31, 2024, a payment of $422 was made.

During the years ended December 31, 2025 and 2024, there were no transfers between fair value measurement levels.

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

As of December 31, 2025, information pertaining to the Swap is as follows:

Notional Amount	Fair Value	Pay-Fixed	Receive-Floating	Maturity Date
$250,000	$(234)	3.37%	3.72%	June 30, 2027

As of December 31, 2025 and December 31, 2024, the current portion of the fair value of the Swap was $52 and $0, respectively, and is included in prepaid and other current assets in the accompanying consolidated balance sheets.

As of December 31, 2025 and December 31, 2024, the long-term portion of the fair value of the Swap was $286 and $0, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.

For the year ended December 31, 2025, amounts reported in other comprehensive loss in the accompanying consolidated statements of operations and comprehensive income are net of tax of $59. No amounts were reported for the years ended December 31, 2024 and 2023, respectively.

12. Leases

Our incremental borrowing rate for a lease is the rate of interest we expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. To determine the incremental borrowing rates used to discount the lease payments, we estimated our synthetic credit rating and utilized market data for similarly situated companies.

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	December 31, 2025	December 31, 2024
Assets
Operating	Operating right of use assets, net	$942,664	$924,896
Finance	Property and equipment, net	11,323	12,344
Total lease assets		$953,987	$937,240

Liabilities
Current
Operating	Current maturities of operating lease liability	$53,625	$48,986
Finance	Current maturities of finance lease liability	879	804
Long-term
Operating	Operating lease liability	906,371	890,613
Finance	Financing lease liability	12,344	13,262
Total lease liabilities		$973,219	$953,665

Components of total lease cost, net, consisted of the following for the periods presented:

	Year Ended December 31,
	2025	2024
Operating lease expense (a)	$124,244	$112,647
Finance lease expense
Amortization of lease assets	972	1,006
Interest on lease liabilities	976	1,036
Short-term lease expense	72	203
Variable lease expense (b)	21,356	22,185
Total lease expense	$147,620	$137,077

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

The following includes supplemental information for the periods presented:

	Year Ended December 31,
	2025	2024
Operating cash flows from operating leases	$119,784	$108,492
Operating cash flows from finance leases	$976	$1,036
Financing cash flows from finance leases	$793	$748

Operating lease ROU assets obtained in exchange for lease liabilities	$73,283	$141,139
Finance lease ROU assets obtained in exchange for lease liabilities	$—	$57

Weighted-average remaining operating lease term	13.47	13.94
Weighted-average remaining finance lease term	14.10	14.80

Weighted-average operating lease discount rate	8.28%	8.10%
Weighted-average finance lease discount rate	7.34%	7.33%

As of December 31, 2025, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2026	$126,889	$1,792
2027	124,104	1,819
2028	117,975	1,846
2029	117,262	1,575
2030	117,178	1,549
Thereafter	1,045,447	15,301
Total future minimum obligations	$1,648,855	$23,882
Present value discount	(688,859)	(10,659)
Present value of net future minimum lease obligations	$959,996	$13,223
Current portion	(53,625)	(879)
Long-term obligations	$906,371	$12,344

Forward Starting Leases

As of December 31, 2025, we entered into eight leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2026 through 2028 with initial lease terms of 15 to 20 years.

As of December 31, 2024, we entered into 10 leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2025 through 2027 with initial lease terms of 15 to 20 years.

Sale-leaseback Transactions

During the year ended December 31, 2025, we completed nine sale-leaseback transactions related to car wash locations with aggregate consideration of $48,423 resulting in a net loss of $12,057, which is included in loss on sale of assets, net in the consolidated statements of operations and comprehensive income. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated for the year ended December 31, 2025, the cumulative initial annual rents for the properties were approximately $2,873, subject to annual escalations. These leases are accounted for as operating leases.

During the year ended December 31, 2024, we completed 29 sale-leaseback transactions related to car wash locations with aggregate consideration of $134,912, resulting in a net loss of $8,862, which is included in loss on sale of assets, net in the consolidated statements of operations and comprehensive income. Contemporaneously with the closing of the sales, we entered into lease agreements for the properties for initial 20-year terms. For the sale-leaseback transactions consummated for the year ended December 31, 2024, the cumulative initial annual rents for the properties were approximately $8,887, subject to annual escalations. These leases are accounted for as operating leases.

13. Stockholders’ Equity

As of December 31, 2025, there were 1,000,000,000 shares of common stock authorized, 334,455,454 shares of common stock issued, and 328,282,533 shares of common stock outstanding.

As of December 31, 2025 and 2024, there were 5,000,000 shares of preferred stock authorized and none were issued or outstanding.

We use the cost method to account for treasury stock. As of December 31, 2025 and 2024, we had 6,172,921 shares of treasury stock. As of December 31, 2025 and 2024, the cost of treasury stock included in additional paid-in capital in the consolidated balance sheets was $28,895.

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

2021 ESPP Valuation

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP Plan during the periods presented as follows:

Year Ended December 31,
	2025	2024	2023
Expected volatility	36.95% - 42.14%	38.34% - 55.99%	36.30% - 55.99%
Risk-free interest rate	3.81% - 4.44%	4.44% - 5.41%	4.53% - 5.38%
Expected term (in years)	0.49 - 0.50	0.49 - 0.50	0.49 - 0.50
Expected dividend yield	None	None	None

Time Vesting Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of Time Vesting Options granted under the 2014 Plan and 2021 Plan during the periods presented as follows:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	45.75% - 46.74%	45.98% - 46.18%	43.74% - 46.58%
Risk-free interest rate	3.77% - 4.07%	4.08% - 4.52%	3.68% - 4.21%
Expected term (in years)	6.0	6.0	6.0 - 6.26
Expected dividend yield	None	None	None

Stock Options

A summary of the Company’s stock option activity during the most recent period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	9,137,994	1,897,467	11,035,461	$5.70
Granted	1,673,403	—	1,673,403	$6.98
Exercised	(1,355,891)	(847,744)	(2,203,635)	$1.30
Forfeited	(476,982)	—	(476,982)	$9.45
Outstanding as of December 31, 2025	8,978,524	1,049,723	10,028,247	$6.70
Options vested or expected to vest as of December 31, 2025	8,617,506	1,049,723	9,667,229	$9.15
Options exercisable as of December 31, 2025	5,432,632	1,049,723	6,482,355	$6.02

The number and weighted-average grant date fair value of stock options during the most recent period presented is as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Unvested as of December 31, 2024	3,544,956	—	$4.05	—
Granted	1,673,403	—	$3.51	—
Vested	(1,464,537)	—	$4.12	—
Forfeited	(207,929)	—	$4.28	—
Unvested as of December 31, 2025	3,545,893	—	$3.77	—

The total grant date fair value of Time Vesting Options granted during the year ended December 31, 2025 was approximately $5,871. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $12,376, $65,821 and $54,975, respectively.

The fair value of stock options vested during the years ended December 31, 2025, 2024 and 2023 was $10,501, $10,227 and $10,611, respectively.

The weighted-average fair value of time vesting options granted in 2025, 2024 and 2023, estimated on the dates of grant using the Black-Scholes option pricing model, was $3.51, $3.13 and $4.35, respectively.

As of December 31, 2025 and 2024, the weighted-average remaining contractual life of outstanding stock options was approximately 5.73 years and 5.41 years.

As of December 31, 2025 and 2024, the weighted-average remaining contractual life of currently exercisable stock options was approximately 4.21 years and 4.05 years.

Restricted Stock Units

The following table summarizes our RSU activity during the periods presented as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	4,812,481	$8.10
Granted	3,326,994	6.93
Vested	(1,934,289)	8.55
Forfeited	(806,532)	7.35
Unvested as of December 31, 2025	5,398,654	$7.33

The total fair value of RSUs that vested during the year ended December 31, 2025 was $13,596.

As of December 31, 2025 and 2024, the weighted-average remaining contractual life of outstanding RSUs was approximately 8.82 years and 8.89 years, respectively.

Stock-Based Compensation Expense

The Company estimated a forfeiture rate of 10.26% for awards with service-based vesting conditions based on historical experience and future expectations of the vesting of these share-based payments. The Company used this rate as an assumption in calculating stock-based compensation expense for Time Vesting Options, RSUs, and stock purchase rights granted under the 2021 ESPP.

Total stock-based compensation expense, by caption, recorded in the consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of labor and chemicals	$11,230	$10,403	$8,879
General and administrative	15,403	15,160	15,122
Total stock-based compensation expense	$26,633	$25,563	$24,001
Income tax benefit for stock-based compensation expense	$(4,848)	$(4,524)	$(4,380)

Total stock-based compensation expense, by award type, recorded in the consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Year Ended December 31,
	2025	2024	2023
Time Vesting Options	$6,469	$6,156	$6,812
RSUs	19,450	18,596	16,230
2021 ESPP	714	811	959
Total stock-based compensation expense	$26,633	$25,563	$24,001

As of December 31, 2025, total unrecognized compensation expense related to unvested Time Vesting Options was $6,139, which is expected to be recognized over a weighted-average period of 1.71 years.

As of December 31, 2025, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO in June 2021 satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of December 31, 2025, total unrecognized compensation expense related to unvested RSUs was $17,941, which is expected to be recognized over a weighted-average period of 1.90 years.

As of December 31, 2025, total unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP was $245, which is expected to be recognized over a weighted-average period of 0.37.

15. Employee Retirement Savings Plan

In January 2011, we established a defined contribution 401(k)-plan to benefit certain employees. The 401(k)-plan sponsor is a wholly owned subsidiary of the Company. Employees are eligible to participate if they are at least 18 years of age and have worked for the Company for at least six months. We may make discretionary matching contributions. For the years ended December 31, 2025, 2024 and 2023, we made $1,483, $1,341, and $1,232, respectively, of matching contributions.

We maintain a nonqualified deferred compensation plan for certain management employees. Under the deferred compensation plan, a participant may elect to defer up to 90% of their base salary, 90% of their annual bonus, and/or 100% of 401(k) contributions that fail the top-heavy testing for highly compensated employees. We may make discretionary matching contributions. As of December 31, 2025 and 2024, the deferred compensation liability under this plan within accrued payroll and related expenses was $4,675 and $4,425, respectively.

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

The consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. We expensed $323, $0 and $208 of acquisition-related costs for the years ended December 31, 2025, 2024 and 2023, respectively. These acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

For both years ended December 31, 2025 and 2024, the amount of acquired goodwill that is not deductible for income tax purposes was $0. The goodwill recognized in 2025 was primarily attributable to the expected synergies to be achieved from the business combinations.

2025 Acquisitions

For the year ended December 31, 2025, we acquired the assets and liabilities of five conveyorized car washes in one acquisition. The transaction was for an immaterial amount of cash consideration, and we do not believe the acquisition is material to our overall consolidated financial statements. The cash consideration for the transaction is included in purchases of property and equipment in the investing activities on face of the statement of cash flows.

Location (Seller)	Number of Washes	Month Acquired
Texas (Whistle Express)	5	October

2024 Acquisitions

For the year ended December 31, 2024, we did not consummate any acquisitions.

17. Related-Party Transactions

For the years ended December 31, 2025, 2024, and 2023, total fees and expenses paid by the Company to Leonard Green Partners (“LGP”), the majority owner of the Company were not material. Fees and expenses paid to LGP are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

Insurance

We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, directors and officers, and general umbrella policies. As of December 31, 2025 and 2024, we accrued $6,027 and $4,803, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2025 and 2024, we recorded $4,921 and $4,250, respectively, in other receivables from our non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying consolidated balance sheets. The receivables are paid when the claim is finalized and the reserved amounts on these claims are expected to be paid within one year.

Environmental Matters

Operations at certain facilities currently or previously owned or leased by us utilize, or in the past have utilized, hazardous substances generally in compliance with applicable law. Periodically, we have had minor claims asserted against us by regulatory agencies or private parties for environmental matters relating to the handling of hazardous substances by us, and we have incurred obligations for investigations or remedial actions with respect to certain of these matters. There can be no assurances that activities at these facilities, or future facilities owned or operated by us, may not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required. We are not aware of any significant remediation matters as of December 31, 2025. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, we are unable to reasonably estimate the ultimate cost of claims asserted against us related to environmental matters; however, we do not believe such costs will be material to its consolidated financial statements.

In addition to potential claims asserted against us, there are certain regulatory obligations associated with these facilities. We also have a third-party specialist to review the sites subject to these regulations annually, for the purpose of assigning future cost. A third party has conducted a preliminary assessment of site restoration provisions arising from these regulations and we have recognized a provisional amount. As of December 31, 2025 and 2024, we recorded an environmental remediation accrual of $194 and $25, respectively, which is included in other accrued expenses in the accompanying consolidated balance sheets.

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

20. Subsequent Events

Merger Agreement

On February 17, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MCW Parent, LP, a Delaware limited partnership (“Parent”), Boson Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), and, solely for purposes of the Borrower Provisions (as defined in the Merger Agreement), one of our wholly owned subsidiaries, Mister Car Wash Holdings, Inc. a Delaware corporation (“Borrower”), pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). The Merger has been approved by the board of directors of the Company, acting upon the recommendation of a special committee of the board of directors consisting only of directors that the board of directors determined to each be a “disinterested director” (as defined in Section 144 of the General Corporation Law of the State of Delaware (the “DGCL”)) with respect to the transactions contemplated by the Merger Agreement.

If the Merger is completed, our common stock will no longer be listed on The Nasdaq Stock Market LLC and we will become a privately held company, owned by investment funds managed by Leonard Green & Partners, L.P. (“LGP”), and deregistered under the Securities and Exchange Act of 1934, as amended.

Pursuant to the terms of the Merger Agreement, neither Mister Car Wash, on the one hand, nor the Buyer Parties, on the other hand, are required to consummate the Merger prior to April 20, 2026. The Merger is expected to close in the first half of 2026.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of our common stock that is outstanding as of immediately prior to the Effective Time (other than shares of our common stock described in clauses (ii) or (iii) of this sentence) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount per share equal to $7.00, without interest thereon (the “Per Share Price”), (ii) each share of our common stock that is (a) held by us as treasury stock or (b) owned by the Buyer Parties or any of their direct or indirect subsidiaries as of immediately prior to the Effective Time, including the shares of our common stock held by investment funds affiliated with LGP and the shares contributed to Parent by Company executives who execute a Management Rollover Agreement (as defined in the Merger Agreement), if any, will automatically be cancelled and extinguished without any conversion thereof or consideration paid therefor, and (iii) each share of our common stock that is issued and outstanding as of immediately prior to the Effective Time and held by any person or entity (including a “beneficial owner”) who has validly demanded and not validly withdrawn or otherwise lost its statutory appraisal rights in respect of such share in accordance with Section 262 of the DGCL (such shares, “Dissenting Company Shares”) will not be converted into, or represent the right to receive, the Per Share Price, and will instead be entitled to receive payment of the appraised value of such Dissenting Company Shares in accordance with the provisions of Section 262 of the DGCL.

Commitment Letter

Parent has obtained debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses. Certain financial institutions have severally committed to provide Borrower with a $900 million senior secured first lien incremental term loan facility under the Credit Agreement, on the terms set forth in the related debt commitment letter. The obligations of such financial institutions to provide debt financing under the debt commitment letter are subject to a number of customary conditions. Pursuant to the Merger Agreement, the Company is required to provide Parent with customary cooperation in connection with the debt financing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including the President and Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2025 in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework), our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025.

Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The independent registered public accounting firm, Deloitte & Touche LLP, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2025. Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Mister Car Wash, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Mister Car Wash, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Tempe, Arizona
February 27, 2026

Item 9B. Other Information

Rule 10b5-1 Trading Plan Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

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

The other information required by this Item is incorporated herein by reference to the applicable information in our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to our Proxy Statement, Information Statement or 10-K/A, as applicable, to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to our Proxy Statement, Information Statement or 10-K/A, as applicable, to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to our Proxy Statement, Information Statement or 10-K/A, as applicable, to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).

Information responsive to this Item 14 is incorporated herein by reference to our Proxy Statement, Information Statement or 10-K/A, as applicable, to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

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
3.
Exhibits:

Exhibit Number	Description	Form	File. No	Exhibit	Filing Date	Filed or Furnished Herewith
2.1+	Equity Purchase Agreement, dated December 8, 2021, by and among Sunshine Acquisition Sub Corp., Clean Streak Ventures, LLC, MDKMH Partners, Inc., Clean Streak Ventures Intermediate Holdco, LLC (the “CSV Seller”), MKH Capital Partners Offshore Fund I, LP (the “CSV Blocker Seller” and together with the CSV Seller, each a “Seller” and together the “Sellers”), and Clean Streak Ventures Holdco, LLC, as the representative of the Sellers.	10-Q	001-40542	2.1	05/13/2022
2.2+	Agreement and Plan of Merger, dated as of February 17, 2026, by and among Mister Car Wash, Inc., MCW Parent, LP, Boson Merger Sub, Inc. and Mister Car Wash Holdings, Inc.	8-K	001-40542	2.1	02/18/2026
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.2	06/01/2022
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-40542	3.1	06/01/2023
3.3	Amended and Restated Bylaws of the Company	8-K	001-40542	3.2	07/02/2021
4.1	Description of Capital Stock	10-K	001-40542	4.1	02/21/2025
10.1	Amended and Restated Shareholders Agreement, dated June 29, 2021, among the Company and certain of its shareholders	8-K	001-40542	10.1	07/02/2021
10.2	Second Amendment to the First Lien Term Loan Agreement, dated June 4, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1/A	333-256697	10.1(b)	6/17/2021
10.3	Amended and Restated First Lien Term Loan Agreement, dated May 14, 2019, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.1	06/02/2021
10.4	First Amendment to the Amended and Restated First Lien Term Loan Agreement, dated February 5, 2020, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.1(a)	06/02/2021
10.5	Second Amendment to the First Lien Term Loan Agreement, dated June 4, 2021, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	S-1	333-256697	10.2	06/02/2021
10.7	Third Amendment to the First Lien Term Loan Agreement, dated December 8, 2021, by and among	10-K	001-40542	10.7	03/25/2022

	Mister Car Wash Holdings, Inc. and the parties thereto named therein
10.8	Fourth Amendment to the First Lien Term Loan Agreement, dated December 12, 2022, by and among Mister Car Wash Holdings, Inc. and the parties thereto named therein	10-K	001-40542	10.20	02/24/2023
10.9	Amendment No. 5 to the First Lien Term Loan Agreement, dated March 27, 2024, by and among Mister Car Wash Holdings, Inc., and the parties thereto named therein.	8-K	001-40542	10.1	04/01/2024
10.10	Amendment No. 6 to the First Lien Term Loan Agreement, dated November 26, 2024, by and among Mister Car Wash Holdings, Inc., and the parties thereto named therein.	8-K	001-40542	10.1	12/03/2024
10.11†	2014 Stock Option Plan of Hotshine Holdings, Inc.	S-1	333-256697	10.3	06/02/2021
	Form of Option Agreement under the 2014 Stock Option Plan of Hotshine Holdings, Inc. Form of Option Agreement under the 2014 Stock Option Plan of Hotshine Holdings, Inc.	S-1	333-256697	10.3(a)1	06/02/2021
10.12†	Mister Car Wash, Inc. 2021 Incentive Award Plan	S-1A	333-256697	10.4	06/17/2021
10.13†	Mister Car Wash, Inc. 2021 Employee Stock Purchase Plan	S-1A	333-256697	10.12	06/17/2021
10.14†	Mister Car Wash, Inc. Executive Severance Plan	10-K	001-40542	10.13	02/21/2025
10.15†	Non-Employee Director Compensation Policy	S-1A	333-256697	10.5	06/17/2021
10.16†	Form of Indemnification and Advancement Agreement	S-1A	333-256697	10.6	06/17/2021
10.17†	Employment Agreement with John Lai	10-K	001-40542	10.14	03/25/2022
10.18†	Form of Option Agreement under the Mister Car Wash, Inc. 2021 Incentive Award Plan	10-K	001-40542	10.17	02/21/2025
10.19†	Form of RSU Agreement under the Mister Car Wash, Inc. 2021 Incentive Award Plan	10-K	001-40542	10.18	02/21/2025
10.20†	Mister Car Wash, Inc. 2021 Employee Stock Purchase Plan	S-1A	333-256697	10.12	06/17/2021
10.21†	Car Wash Partners, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2022	10-Q	001-40542	10.2	05/03/2023
10.22†	Offer Letter with Mary Porter	10-K	001-40542	10.25	02/23/2024
10.23†	Offer Letter with Carlos Chavez	10-K	001-40542	10.27	02/21/2025
10.24†	Transition and Severance Agreement, effective as of January 6, 2025, by and between Mister Car Wash, Inc. and Markus Hartmann	8-K	001-40542	10.1	01/29/2025
19.1	Mister Car Wash, Inc. Insider Trading Policy	10-K	001-40542	19.1	2/21/2025
21.1	List of subsidiaries of Mister Car Wash, Inc.					*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Mister Car Wash, Inc. Clawback Policy	10-K	001-40542	97.1	02/21/2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Mister Car Wash, Inc.

Date: February 27, 2026	By:	/s/ John Lai
John Lai
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2026	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Lai	Chairman, President and Chief Executive Officer (principal executive officer)	February 27, 2026
John Lai

/s/ Jedidiah Gold	Chief Financial Officer (principal financial and accounting officer)	February 27, 2026
Jedidiah Gold

/s/ John Danhakl	Director	February 27, 2026
John Danhakl

/s/ Jonathan Seiffer	Director	February 27, 2026
Jonathan Seiffer

/s/ J. Kristofer Galashan	Director	February 27, 2026
J. Kristofer Galashan

/s/ Jeffrey Suer	Director	February 27, 2026
Jeffrey Suer

/s/ Jodi Taylor	Director	February 27, 2026
Jodi Taylor

/s/ Dorvin Lively	Director	February 27, 2026
Dorvin Lively

/s/ Ronald Kirk	Director	February 27, 2026
Ronald Kirk

/s/ Veronica Rogers	Director	February 27, 2026
Veronica Rogers

/s/ Atif Rafiq	Director	February 27, 2026
Atif Rafiq