Form 10-K/A
period 2025-12-31
Mister Car Wash, Inc.
filed 2026-04-28
CIK 1853513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference:

None

Explanatory Note:

On February 27, 2026, Mister Car Wash, Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 Annual Report. The 2025 Annual Report omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the fiscal year.

This Amendment No. 1 to Form 10-K, or this Amendment, is being filed solely to:

•
amend Part III, Items 10, 11, 12, 13 and 14 of the 2025 Annual Report to include the information required by such Items;
•
delete the reference on the cover of the 2025 Annual Report to the incorporation by reference of portions of our proxy statement into Part III of the 2025 Annual Report; and
•
amend Part IV to file an exhibit pursuant to S-K Item 601(b)(10) and file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934.

Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the 2025 Annual Report. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the 2025 Annual Report. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the 2025 Annual Report was filed. Accordingly, this Amendment should be read in conjunction with the 2025 Annual Report and our other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Directors

The information presented below identifies and sets forth certain biographical and other information regarding our directors and also sets forth specific experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that such individual should serve as a director in light of our business and structure.

Board of Directors	Age	Director Since	Current Position with Mister
Atif Rafiq	52	2024	Director
Dorvin Donald Lively	67	2021	Director
J. Kristofer Galashan	48	2014	Director
Jodi Taylor	63	2021	Director
John Danhakl	70	2014	Director
John Lai	62	2013	Chief Executive Officer and Director
Jonathan Seiffer	54	2014	Director
Ronald Kirk	71	2021	Director
Veronica Rogers	48	2021	Director
Jeffrey Suer	40	2014	Director

Atif Rafiq has served as a member of our Board of Directors since February 2024. Mr. Rafiq is the CEO & Co-Founder of Ritual, an organization that transforms team-based problems through workflow and AI. He previously served as the President of Customers, Commercial, and Growth at MGM Resorts International from 2019 - 2021, leading a significant portfolio across marketing, sales, revenue management, and more. His career trajectory includes key roles such as Global Chief Information Officer and Chief Digital Officer at Volvo Car AB and senior positions at companies like McDonald's Corporation and Amazon.com Inc. Mr. Rafiq's experience extends to board roles, including at Flutter Entertainment plc and CXApp Inc. Mr. Rafiq has also served as a director of KINS Technology Group, Inc. from 2020 to 2023. He holds an MBA from The University of Chicago and a BA in Mathematics-Economics from Wesleyan University, showcasing a blend of technical acumen and leadership excellence across the digital and commercial sectors. We believe Mr. Rafiq is qualified to serve on our Board of Directors due to his extensive leadership experience, business acumen and experience in technology and information systems.

Dorvin Donald Lively has served as a member of our Board of Directors since June 2021. From January 2023 to July 2025, Mr. Lively served as Executive Chairman and Chief Executive Officer for Buff City Soap, a franchisor of retail stores that sell various soap and body care products. Since December 2025, Mr. Lively serves as Chairman of the Board of Buff City Soap. Mr. Lively also served as the President of Planet Fitness, Inc. from January 2019 until October 2022 when he retired from Planet Fitness. He also served as President and Chief Financial Officer from May 2017 to January 2019. Mr. Lively served as Chief Financial Officer of Planet Fitness, Inc. from July 2013 to May 2017. Prior to Planet Fitness, he held several roles at RadioShack from August 2011 to July 2013, including as Executive Vice President, Chief Financial Officer, interim Chief Executive Officer, and Chief Administrative Officer. Prior to RadioShack, Mr. Lively was Chief Financial Officer of Ace Hardware Corp. His experience also includes previous positions at Maidenform Brands, Toys R Us, The Reader's Digest Association and Pepsi-Cola International. Mr. Lively has also served as a director of European Wax Center, Inc. (Nasdaq: EWCZ) since 2021. Mr. Lively earned a B.S. in accounting from the University of Arkansas. We believe Mr. Lively is well-qualified to serve on our Board of Directors because of his extensive leadership experience, knowledge of corporate finance matters and experience in the consumer services industry.

J. Kristofer Galashan has served as a member of our Board of Directors since August 2014. Mr. Galashan is a Partner of Leonard Green & Partners, L.P., a private equity investing firm based in Los Angeles with over $40 billion of committed capital raised since inception. The firm partners with experienced management teams and often with founders to invest in market-leading companies where he joined as an associate in 2002. Mr. Galashan serves on the board of directors of Life Time Group Holdings, Inc. since June 2015, and previously served on the board of directors for USHG Acquisition Corp. from February 2021 until December 2022, BJ’s Wholesale Club Holdings, Inc. from 2011 to 2019, and the Container Store Group, Inc. from February 2007 to January 2025. Mr. Galashan earned a B.A. in Honors Business Administration from the Richard Ivey School of Business at the University of Western Ontario. We believe Mr. Galashan is qualified to serve on our Board of Directors due to his extensive experience investing in and supporting high-growth, market-leading companies.

Jeffrey Suer has served as a member of our Board of Directors since August 2014. Mr. Suer is a Partner of Leonard Green & Partners, L.P. Prior to joining Leonard Green & Partners in August 2013, Mr. Suer previously served as a private equity associate at Apollo Global Management LLC and a mergers and acquisitions analyst at Morgan Stanley. Mr. Suer received an M.B.A. from Harvard Business School, and a B.S. in Mathematics/Economics from the University of California, Los Angeles. We believe Mr. Suer is qualified to serve on our Board of Directors due to his extensive experience investing in and supporting high-growth, market-leading companies.

Jodi Taylor has served as a member of our Board of Directors since June 2021. Ms. Taylor previously served as an executive officer of Container Store Group, Inc., a publicly traded specialty retailer of storage and organization products, until her retirement in March 2021. She was the Chief Financial Officer from December 2007 through August 2020, the Secretary from October 2013 through March 2021, and the Chief Administrative Officer from July 2016 through March 2021. Prior to joining Container Store Group, Inc., Ms. Taylor spent nine years as the Chief Financial Officer and Secretary of Harold’s Stores, Inc., a regional specialty retailer of high-end apparel. Prior to that role, she served as Chief Financial Officer Secretary and Treasurer of Baby Superstore, Inc. from 1994 through 1997. Since August 2020, Ms. Taylor has served on the board of directors of the J.M. Smucker Company since 2020, where she also serves as Chair of the audit committee. She has also served on the board of directors of Wella Company since March 2023, where she also serves as Chair of the audit committee. She has been a certified public accountant since 1984 (inactive since 2021), starting with an accounting role at Deloitte & Touche LLP. We believe Ms. Taylor is qualified to serve on our Board of Directors due to her experience as an executive officer of a public company and her financial and accounting expertise.

John Danhakl has served as a member of our Board of Directors since August 2014. Mr. Danhakl is Managing Partner of Leonard Green & Partners, L.P. The firm partners with experienced management teams and often with founders to invest in market-leading companies. Mr. Danhakl joined LGP in 1995. Previously, Mr. Danhakl was a Managing Director in the Los Angeles office of Donaldson, Lufkin & Jenrette ("DLJ"). Prior to DLJ, Mr. Danhakl was a Vice President in corporate finance at Drexel Burnham Lambert, Inc. Mr. Danhakl presently serves on the board of directors of IQVIA Holdings, Inc. since February 2010, Life Time Group Holdings, Inc. since June 2015. He is a 1980 graduate of the University of California at Berkeley and received an M.B.A. in 1985 from Harvard Business School. We believe Mr. Danhakl is qualified to serve on our Board of Directors due to his extensive experience investing in and supporting high-growth, market-leading companies, and his experience as a financial analyst.

John Lai has served as the Chairman of our Board of Directors since 2021, and as our President, Chief Executive Officer and as a member of the Board since June 2013. Mr. Lai has been with Mister Car Wash, Inc, and its predecessor entities since 2002, serving as Vice President of Market Development until assuming the role of President and Chief Executive Officer. Mr. Lai has served as a director at the Southern Arizona Leadership Council since December 2019. Mr. Lai received a B.S. from the University of Arizona. We believe that Mr. Lai is qualified to serve on our Board of Directors based on his understanding of our business and operations and perspective as our President and Chief Executive Officer.

Jonathan Seiffer has served as a member of our Board of Directors since August 2014. Mr. Seiffer is a Senior Partner at Leonard Green & Partners, L.P., which he joined as an Associate in October 1994. Mr. Seiffer has previously served on the board of directors of Signet Jewelers, LTD from 2019 to 2025, of AerSale Corporation from 2020 to 2025 and BJ’s Wholesale Club from 2011 to 2020. Mr. Seiffer obtained a B.S. in finance and systems engineering from the University of Pennsylvania. We believe Mr. Seiffer is qualified to serve on our Board of Directors due to his extensive experience investing in and supporting high-growth, market-leading companies.

Ronald Kirk has served as a member of our Board of Directors since October 2021. Mr. Kirk has been Senior Of Counsel at the law firm of Gibson, Dunn & Crutcher LLP since April 2013. From 2009 until 2013, Mr. Kirk served as the U.S. Trade Representative under President Obama, where he focused on the development and enforcement of U.S. intellectual property law. Prior to serving as U.S. Trade Representative, from 2005 to 2009, Mr. Kirk was a partner of the law firm of Vinson & Elkins LLP and, from 1994 to 2005, was a partner in the Corporate Securities Practice of Gardere Wynne & Sewell LLP. Mr. Kirk currently serves on the board of directors of Texas Instruments Incorporated and previously served on the board of directors of Macquarie Infrastructure Holdings, LLC. Mr. Kirk received a B.A. in Political Science and Sociology from Austin College and a J.D. from University of Texas at Austin School of Law. We believe Mr. Kirk is qualified to serve on our Board of Directors due to his broad leadership experience and experience as an independent director for other public companies.

Veronica Rogers has served as a member of our Board of Directors since October 2021. Currently Ms. Rogers is a DCI Fellow of Stanford University. Ms. Rogers has served as Senior Vice President, Head of Global Sales and

Business Operations of Sony Interactive Entertainment LLC from January 2020 to April 2023 where she led go-to-market strategy globally both physically and digitally, including PlayStation Store and subscription Services with more than 45 million subscribers. From 2006 to 2020, she served in various managerial roles in sales, marketing, and business development at Microsoft Corporation, most recently as Vice President, Device Partner, Sales from 2018 to 2020. Ms. Rogers received a B.A. in Economics and a Master of Arts degree in Economics from the University of Cambridge, as well as a Master of Science degree in European Political Economy and Political Science from the London School of Economics. We believe Ms. Rogers is qualified to serve on our Board of Directors due to her experience as an executive officer of public companies.

Information Regarding Executive Officers

The table below identifies and sets forth certain biographical and other information regarding our executive officers as of April 10, 2026. There are no family relationships among any of our executive officers or directors.

Executive Officer	Age	Position	In Current Position Since
John Lai	62	President, Chief Executive Officer and Director	2013
Jedidiah Gold	46	Chief Financial Officer and Treasurer	2019
Mary Porter	55	Chief People Officer	2023
Joseph Matheny	50	Chief Innovation Officer	2023
Carlos Chavez	55	Chief Technology Officer	2025
Michelle Krall	54	General Counsel, Secretary, and Compliance Officer	2025

Mr. Lai’s biographical information is set forth above under “Information Regarding Directors.”

Jedidiah Gold has served as our Chief Financial Officer and Treasurer since July 2019. Mr. Gold previously served as Senior Director Finance, Assistant Treasurer at Yum Brands, Inc. from May 2016 to July 2019, and as Chief Financial Officer MENAPak at KFC Corporation from October 2014 to May 2016. Mr. Gold received a M.B.A. in Finance and Accounting from Indiana University and a B.S. in accounting from the University of Utah.

Mary Porter has served as our Chief People Officer since April 2023. Ms. Porter previously served as the Vice President of Human Resources for Nordstrom from January 2018 to April 2023, supporting Nordstrom and Nordstrom Rack locations across both the U.S. and Canada, a position she achieved as the culmination of a 27-year long journey with the company. From HR compliance to Talent Acquisition to strategic business support, Mary has experience across many Human Resources functions. Mary earned a Bachelor of Arts degree from the University of Washington.

Joseph Matheny has served as our Chief Innovation Officer since October 2023. Mr. Matheny previously served as our Senior Vice President, Operations since March 2020. Mr. Matheny joined our Company in 1998 and previously served as our Vice President, Operations from December 2016 to March 2020, and served in General Manager, Regional Manager, and Division Manager roles prior.

Carlos Chavez has served as our Chief Technology Officer since February 2025. He started his career in management consulting with Deloitte and pivoted to an agency developing and implementing digital strategies for Fortune 100 companies. He left consulting to lead technology teams at several global multi-unit brands, including Blockbuster, FedEx, and Yum! Brands. His most recent work with a Pacific Northwest tire retailer focused on digital transformation, including fostering a lean innovation culture and creating extensive business intelligence capabilities to drive data-driven decisions at all levels of the company. Carlos holds a Bachelor of Business Administration and a Master of Business Administration from the University of Texas at Austin.

Michelle Krall has served as our General Counsel, Secretary, and Compliance Officer since May 2025. Ms. Krall brings legal expertise and operational experience to Mister. She began her legal career at a large law firm specializing in commercial real estate and retail leasing before moving into the apparel and footwear industries. Throughout her 17 years with DSW Designer Shoe Warehouse, she oversaw all legal functions as the company’s Chief Legal Officer and General Counsel. During her tenure, she also led the real estate, construction, procurement and strategic planning teams. Michelle earned a Bachelor of Arts degree from Miami University and a Juris Doctorate degree from The Ohio State University.

Committees of the Board

We believe that each of our directors has the experience, skills, qualities, and time to successfully perform his or her duties as a director and contribute to our Company’s success. In selecting these directors, the Board determined each to be of high integrity and good judgment, with a record of accomplishment in their chosen fields, and displaying the independence of mind and strength of character to effectively represent the best interests of all stockholders and provide practical insights and a variety of perspectives, together producing a cohesive body in terms of board process, collaboration, and mutual respect.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
John Danhakl
J. Kristofer Galashan		✓	✓
Ronald Kirk	✓		✓
John Lai
Dorvin Donald Lively	✓
Atif Rafiq			✓
Veronica Rogers		CHAIR
Jonathan Seiffer		✓	CHAIR
Jeffrey Suer
Jodi Taylor	CHAIR

Audit Committee

Our Audit Committee currently consists of Dorvin Donald Lively, Ronald Kirk and Jodi Taylor, with Ms. Taylor serving as chair. All members of our Audit Committee meet the requirements for financial sophistication under the applicable NASDAQ rules and regulations. Our Board of Directors has affirmatively determined that each member of our Audit Committee qualifies as “independent” under the NASDAQ rules applicable to Audit Committee members and Rule 10A-3 of the Exchange Act of 1934, as amended (the “Exchange Act”) applicable to Audit Committee members. In addition, our Board of Directors has determined that each of Ms. Taylor and Mr. Lively qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Code of Ethics

We have adopted a Code of Conduct (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer or controller, or persons performing similar functions. Our Code of Conduct constitutes a “code of ethics” as defined in Item 406(b) of Regulation S-K.

Our Code of Conduct is available under the Governance section of the Investor Relations page of our website located at ir.mistercarwash.com. In addition, we intend to post on our website all disclosures that are required by law or the NASDAQ rules concerning any amendments to, or waivers of, any provisions of our Code of Conduct.

Insider Trading Policy and Procedures

Our Board of Directors has adopted an Insider Trading Policy, which applies to our directors, officers, and employees. The policy prohibits our directors, officers, and employees from purchasing financial instruments, such as prepaid variable forward contracts, equity swaps, collars, and exchange funds, or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities. All such transactions involving our equity securities, whether such securities were granted as compensation or are otherwise held, directly or indirectly, are prohibited.

Process for Stockholder Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last provided disclosure of such procedures.

Item 11. Executive Compensation

General

In this Compensation Discussion and Analysis (“CD&A”), we provide an overview and analysis of the compensation awarded to or earned by our named executive officers identified in the Summary Compensation Table below (each, an “NEO”) during fiscal 2025, including the elements of our compensation program for NEOs, material compensation decisions made under that program for fiscal 2025 and the material factors considered in making those decisions. Our NEOs for the year ended December 31, 2025, are:

•
John Lai, Chairman, President and Chief Executive Officer;

•
Jedidiah Gold, Chief Financial Officer and Treasurer;
•
Mary Porter, Chief People Officer;
•
Joseph Matheny, Chief Innovation Officer;
•
Carlos Chavez, Chief Technology Officer

Executive Summary

2025 Compensation Highlights

Consistent with our compensation philosophy, key compensation decisions for 2025 included the following:

•
Base Salaries and Target Annual Cash Incentive Opportunities. The 2025 base salaries increased as part of the regular merit review process while target bonuses (as a percentage of base salary) for our NEOs were revised for 2025.
•
Annual Cash Incentives. Our Compensation Committee selected performance goals for our 2025 performance-based annual bonus program that were intended to promote our business plan and short-term goals with regard to adjusted EBITDAR. In light of our achievement of the performance goals, the Compensation Committee determined to pay out annual bonuses at 100% of target for each of our NEOs.
•
Equity Awards. The Compensation Committee approved awards of RSUs and stock options to promote executive retention and reward long-term value creation.

Compensation Philosophy

Compensation Governance and Best Practices

We are committed to having strong governance standards with respect to our compensation programs, procedures, and practices. Our key compensation practices include the following:

What We Do		What We Do Not Do

✓	Emphasize performance-based, at-risk compensation.	X	Do not grant uncapped cash incentives or guaranteed equity compensation.

✓	Use equity compensation to promote executive retention and reward long-term value creation.	X	Do not reprice our stock option awards.

✓	Weight the overall pay mix towards incentive compensation for senior executives.	X	No hedging or pledging of Company stock.

✓	Engage an independent compensation consultant to advise our Compensation Committee.	X	No tax gross-ups on change-in-control.

✓	Maintain robust stock ownership guidelines.

✓	Hold annual Say-on-Pay advisory vote for stockholders.

Executive Compensation Objectives and Philosophy

The primary objective of our executive compensation program is to attract, motivate, and reward leaders with the skills and experience necessary to successfully execute on our strategic plan to maximize stockholder value while maintaining our people-first culture. Our executive compensation program is designed to:

•
Attract and retain talented and experienced executives in a competitive and dynamic market;
•
Motivate our NEOs to help our company achieve the best possible financial and operational results while supporting and promoting our people-first culture;

•
Provide reward opportunities consistent with our performance on both a short-term and long-term basis; and
•
Align the long-term interests of our executives, including our NEOs, with those of our stockholders.

We strive to set our overall total compensation at a market-competitive level. In determining total compensation for executives, the Compensation Committee considers competitive market data from our peer group, experience, individual performance, scope of position and the competitive demand for proven executive talent, as described further below under “Determination of Executive Compensation.”

Determination of Executive Compensation

Role of Board of Directors/Compensation Committee/Executive Officers

The Compensation Committee is responsible for establishing and overseeing our executive compensation programs and reviews and determines the compensation to be provided to our NEOs, other than with respect to our CEO, whose compensation is determined by the board of directors (the “Board”).

In setting executive compensation, the Compensation Committee considers a number of factors, including the recommendations of our Chief Executive Officer (other than with respect to the Chief Executive Officer’s own compensation) and our human resources team, current and past total compensation, competitive market data and analysis provided by the Compensation Committee’s independent compensation consultant, Company performance and each executive’s impact on performance, each executive’s relative scope of responsibility and potential, each executive’s individual performance and demonstrated leadership, and internal equity pay considerations. Our Chief Executive Officer’s recommendations are based on his evaluation of each NEO’s individual performance and contributions, of which our Chief Executive Officer has direct knowledge. Our Board makes decisions regarding our Chief Executive Officer’s compensation, following recommendations from the Compensation Committee.

Role of Compensation Consultant

To design a competitive executive compensation program that will continue to attract top executive talent and reflect our compensation philosophy, our Compensation Committee has retained Exequity as an independent compensation consultant to provide executive compensation advisory services, help evaluate our compensation philosophy and objectives and provide guidance in administering our executive compensation program. The Compensation Committee has evaluated Exequity’s independence pursuant to the requirements of NASDAQ and SEC rules and has determined that Exequity does not have any conflicts of interest in advising the Compensation Committee.

Use of Peer Groups

While the Compensation Committee does not establish compensation levels solely based on a review of competitive data or benchmark to any particular level, it believes such data is a useful tool in its deliberations as our compensation policies and practices must be competitive in the marketplace for us to be able to attract, motivate and retain qualified executive officers. To gain an understanding of current compensation practices and assess the competitiveness of our compensation program, the Compensation Committee reviews pay of executives serving in similar positions at peer group companies. The Compensation Committee reviews the composition of the peer group annually in consultation with Exequity and considers the following:

•
Size, including total revenues, market capitalization, total enterprise value, and EBITDA;
•
Industries in which the Company competes for executive talent; and
•
Other factors, including scale, footprint, and brand recognition.

In its review of the peer group for 2025 compensation decisions, the Compensation Committee, based upon Exequity’s recommendation and report, maintained the same peer group as the prior year. The peer group used for 2025 compensation decisions consisted of the following companies:

• Bright Horizons Family Solutions, Inc.	• Grocery Outlet Holding Corp.	• Petco Health & Wellness Company, Inc.

• Dave & Buster's Entertainment, Inc.	• Leslie’s, Inc.	• Planet Fitness, Inc.

• Dine Brands Global, Inc.	• National Vision Holdings, Inc.	• Shake Shack, Inc.

• Driven Brands Holdings, Inc.	• Ollie’s Bargain Outlet Holdings, Inc.	• Valvoline, Inc.

• First Watch Restaurant Group, Inc.	• Papa John's International, Inc.

Elements of Compensation

The primary elements of our NEOs’ compensation and the main objectives of each are:

•
Base Salary. Base salary attracts and retains talented executives, recognizes individual roles and responsibilities, and provides stable income;
•
Annual Performance-Based Incentive Compensation. Annual performance bonuses promote short-term performance objectives and reward executives for their contributions toward achieving those objectives;
•
Equity Based Long-Term Incentive Compensation. Equity compensation, provided in the form of stock options and Restricted Stock Units (“RSUs”), aligns executives’ interests with our stockholders’ interests, emphasizes long-term financial and operational performance, and helps retain executive talent.

In addition, our NEOs are eligible to participate in our health and welfare programs, our 401(k) plan, and nonqualified deferred compensation plan on the same basis as our other eligible employees. We also maintain severance and change in control arrangements, which aid in attracting and retaining executive talent and help executives to remain focused and dedicated during potential transition periods due to a change in control. Each of these elements of compensation for 2025 is described further below.

Base Salary

The base salaries of our NEOs are an important part of their total compensation package, and are intended to reflect their respective positions, experience, duties, and responsibilities. Base salary is a visible and stable fixed component of our compensation program. Base salaries provide our NEOs with a reasonable degree of financial certainty and stability. Our Compensation Committee, and with respect to our Chief Executive Officer, the Board, annually reviews and determines the base salaries of our executives and evaluates the base salaries of new hires at the time of hire.

Our NEOs’ base salary rates were as set forth below:

Name	2025 Base Salary Rate as of 12/31/2025
John Lai	$1,000,000
Jedidiah Gold	$525,000
Mary Porter	$418,700
Joseph Matheny	$350,000
Carlos Chavez	$400,000

Annual Performance-Based Incentive Compensation

We consider cash incentive bonuses to be an important component of our total compensation program and to provide incentives necessary to retain executive officers. For 2025, each NEO was eligible to receive an annual performance-based cash bonus based on a specified target annual bonus award amount, expressed as a percentage of the NEO’s base salary. In fiscal 2025, our NEOs participated in our annual cash incentive bonus program at the following target percentages of base salary:

Name	Target Bonus as a Percentage of Base Salary
John Lai	125%
Jedidiah Gold	75%
Mary Porter	50%
Joseph Matheny	50%
Carlos Chavez	50%

Such target bonuses as a percentage of base salary were increased from the prior year for all except for Mr. Gold, who was the only NEO to receive an increase in fiscal year 2024 and as a result did not receive an increase in 2025, following the Compensation Committee's consideration of the factors set forth above under “Determination of Executive Compensation.”

Our 2025 Executive Bonus Program was based on the achievement of a single Company performance metric of adjusted EBITDAR to plan. Adjusted EBITDAR is defined as net income before interest expense, net, income tax provision, depreciation and amortization expense, gain on sale of assets stock-based compensation expense and related taxes, acquisition expenses, non-cash rent expense, other nonrecurring charges, cash rent expense, bonus expense and acquired store EBITDA. Adjusted EBITDAR was used because it incentivizes profitability irrespective of the timing of sale-leaseback transactions the Company may pursue. The adjusted EBITDAR target (or plan) for 2025 was $485.5 million. Minimum payouts required a threshold achievement level of 94% adjusted EBITDAR to plan, with target performance achieved at 100% of plan, and maximum achievement at 110% of plan. For actual performance between the specified threshold, target, and maximum levels, the resulting payout percentage would be interpolated on a linear basis. The following table sets forth each NEO’s bonus payout opportunity (as a percentage of target) upon various performance achievement levels:

Adjusted EBITDAR Plan Attainment (%)[1]	Payout %
<94.0%	0%
94.0%	50%
95.2%	60%
96.4%	70%
97.6%	80%
98.8%	90%
100.0%	100%
102.0%	120%
104.0%	140%
106.0%	160%
108.0%	180%
110.0%+	200%

Based on the achievement of adjusted EBITDAR of $482.3 million, which was 99.34% attainment of adjusted EBITDAR to plan, the NEOs earned payouts under the 2025 Executive Bonus Program at 94.47% of target. The Compensation Committee exercised its discretion to adjust bonus payouts for 2025 to 100%. The amounts of the NEOs’ 2025 performance bonuses based on actual performance are set forth in the column entitled “Non-Equity Incentive Plan Compensation” in the “2025 Summary Compensation Table” below and the NEO’s additional discretionary bonuses are set forth in the column entitled “Bonus” in the “2025 Summary Compensation Table” below.

No other cash incentives were paid to our NEOs in 2025.

Equity-Based Long-Term Incentive Awards

We view equity-based compensation as a critical component of our balanced total compensation program. Equity-based compensation creates an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns the interest of our executives with those of our stockholders.

Our Compensation Committee believes it is essential to provide equity-based compensation to our executive officers to link the interests and risks of our executive officers with those of our stockholders, reinforcing our commitment to ensuring a strong linkage between company performance and pay. Our historical practice has been to grant executive officers equity awards with a vesting period of at least three years to promote such linkage.

Our general practice has been to grant equity awards on a predetermined schedule. At the first quarterly meeting of any new fiscal year, the Committee or, with respect to the CEO’s equity award, the Board, reviews and approves the value and amount of the equity compensation (including stock options) to be awarded to executive officers. The grant of approved equity awards then occurs roughly a week after the Company’s annual meeting of stockholders, following public disclosure of the voting results from such annual meeting.

The Committee does not take material nonpublic information into account when determining the timing and terms of equity compensation awards. We have not timed the disclosure of material nonpublic information to affect the value of executive compensation. No off-cycle stock option awards were granted to NEOs in fiscal year 2025. During fiscal year 2025, we did not grant equity awards to our NEOs during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

Specifically, in June 2025, we made the following grants of stock options and RSUs to each of the NEOs in the table below:

Name	Number of Shares Underlying Stock Options	Number of RSUs
John Lai	561,797	282,485
Jedidiah Gold	122,893	61,793
Mary Porter	35,112	17,655
Joseph Matheny	35,112	17,655
Carlos Chavez	35,112	17,655

The target annual grant values for each of the NEOs are as follows: Mr. Lai and Mr. Gold are determined by the Board each year following consideration of the factors set forth above in “Determination of Executive Compensation” and were set at $4,000,000 and $875,000, respectively; Ms. Porter - $250,000; Mr. Matheny - $250,000; and Mr. Chavez - $250,000.

Retirement Savings, Health, and Welfare Benefits

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k)-plan. Currently, we provide matching contributions in the 401(k)-plan equal to 50% of a participant’s salary deferrals up to 3% of his or her compensation, subject to limits provided in the Code. These matching contributions vest after one year of service. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k)-plan, and making matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

We also maintain a non-qualified deferred compensation plan in which certain of our eligible employees, including certain of our named executive officers, participate. Under this plan, participants may defer the payment of eligible salary and incentive compensation until certain specified payment dates. For 2025, contributions made by our NEOs to our deferred compensation plan are represented in the “2025 Summary Compensation Table” below and further described in the “Nonqualified Deferred Compensation Table” below.

Employee Benefits and Perquisites

All our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•
Medical, dental and vision benefits
•
Short-term and long-term disability insurance; and
•
Life and accidental death & dismemberment insurance.

In addition, certain of our key employees (including our named executive officers) are eligible to participate in supplemental executive disability insurance. The amount of executive disability insurance premiums paid by us on behalf of each named executive officer are set forth below in the “2025 Summary Compensation Table” in the column entitled “All Other Compensation.”

Other Benefits and Perquisites

We maintain a Company aircraft that is used primarily for business air travel by our executive officers and other senior personnel. From time to time, Mr. Lai uses the Company aircraft for personal air travel pursuant to guidelines approved by our Board of Directors. On certain occasions, Mr. Lai’s family members and guests may accompany him on a flight. For 2025, the value of the aggregate incremental costs associated with Mr. Lai’s personal usage of Company aircraft was $178,187. We determine the incremental costs of the personal use of Company aircraft based on the variable operating costs to us, which include: (i) aircraft fuel expenses per hour of flight; (ii) certain variable repair and maintenance expenses; (iii) remote hangar, landing, ramp, and airport fees; (iv) customs, foreign permit, and similar fees; (v) crew travel expenses; (vi) supplies and catering; and (vii) passenger ground transportation. Flights where there are no passengers on Company aircraft (so-called “deadhead” flights), are allocated to Mr. Lai when in connection with personal use. Because Company aircraft is used primarily for business travel, this methodology excludes fixed costs that do not change based on usage, such as aircraft permanent hangar rent, insurance, depreciation, and pilot salaries.

In addition, we provide Mr. Lai with a car allowance and all NEOs with cell phone allowances. The actual car and cell phone allowance amounts paid to our named executive officers for 2025 are set forth below in the “2025 Summary Compensation Table” in the column entitled “All Other Compensation.”

We believe the benefits and perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

Tax Gross-Ups

We provide tax gross-up payments to our named executive officers in limited, unique circumstances to cover their personal income taxes that may pertain to compensation or perquisites provided to them including for relocation benefits. Mr. Lai received a tax gross-up of $68,037 in 2025 associated with the income associated with his Company aircraft usage. Mr. Chavez received a tax gross-up of $14,994 in 2025 associated with his relocation benefits. No other named executive officers received a tax gross-up from the Company in 2025.

Severance and Change in Control Arrangements

We are party to an employment agreement with Mr. Lai and maintain an Executive Severance Plan, as amended, in which our other executive officers participate, which provides for severance benefits and payments upon certain terminations without cause or resignations for good reason. Our Compensation Committee believes that these types of arrangements are necessary to attract and retain executive talent and are a customary component of executive compensation. In particular such arrangements can mitigate a potential disincentive for our NEOs when they are evaluating a potential acquisition of the Company and can encourage retention through the conclusion of the transaction. The payments and benefits provided under our severance and change in control arrangements are designed to be competitive with market practices. A description of these arrangements, as well as information on the estimated payments and benefits that our NEOs would have been eligible to receive as of December 31, 2025, are set forth in “Potential Payments Upon Termination or Change in Control” below.

Other Policies and Considerations

Stock Ownership Guidelines

We maintain an executive officer and director stock ownership guidelines that are applicable to our executive officers, including our named executive officers, and non-employee directors other than those directors affiliated with LGP or an affiliate thereof. Our executive officers and applicable non-employee directors are expected to satisfy the applicable guidelines set forth below within five years of the later of (i) the effective date of our IPO on June 24, 2021, and (ii) the date of such individual’s appointment to a position with the Company that is subject to such guidelines, and to hold at least such minimum value in shares of common stock for so long as they are an executive officer or non-employee director, as applicable, thereafter.

Executive	Salary Multiple Threshold ($)
Chief Executive Officer	5x annual base salary
Other Executive Officers	3x annual base salary
Directors	5x annual cash retainer

Derivatives Trading, Hedging, and Pledging Policies

Our Insider Trading Policy provides that no employee, officer, or director may acquire, sell, or trade in any interest or position relating to the future price of Company securities, such as a put option, a call option, or a short sale, or engage in hedging transactions. In addition, our Insider Trading Policy provides that no employee, officer, or director may pledge Company securities as collateral to secure loans. This prohibition means, among other things, that these individuals may not hold Company securities in a “margin” account, which would allow the individual to borrow against their holdings to buy securities.

Clawback Policy

Effective December 1, 2023, in accordance with SEC and NYSE requirements the Company adopted a new Compensation Clawback Policy (the “Clawback Policy”), which provides for the reasonably prompt recovery (or clawback) of certain excess incentive-based compensation received during an applicable three-year recovery period by current or former executive officers in the event the Company is required to prepare an accounting restatement due to the material noncompliance with any financial reporting requirement under the securities laws. Excess incentive-based compensation for these purposes generally means the amount of incentive-based compensation received during the applicable 3-year recovery period by such executive officer that exceeds the amount of incentive-based compensation that would have been received by such executive officer had it been determined based on the restated amounts, without regard to any taxes paid. Incentive-based compensation potentially subject to recovery under the Clawback Policy is generally limited to any compensation granted, earned or vested based wholly or in part on the attainment of one or more financial reporting measures.

The Clawback Policy does not condition such clawback on the fault of the executive officer, but the Company is not required to recoup amounts in limited circumstances set forth in the Clawback Policy where the Compensation Committee has made a determination that recovery would be impracticable. The Company may not indemnify any such executive officer against the loss of such recovered compensation in the event of a mandatory accounting restatement.

Section 409A

The Compensation Committee takes into account whether components of the compensation for our executive officers will be adversely impacted by the penalty tax imposed by Section 409A of the Code and aims to structure these components to be compliant with or exempt from Section 409A to avoid such potential adverse tax consequences.

“Golden Parachute” Payments

Sections 280G and 4999 of the Code provide that certain executive officers and other service providers who are highly compensated or hold significant equity interests may be subject to an excise tax if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that we, or a successor, may forfeit a tax deduction on the amounts subject to this additional tax. While the Compensation Committee may take the potential forfeiture of such tax deduction into account when making compensation decisions, it will award compensation that it determines to be consistent with the goals of our executive compensation program even if such compensation is not deductible by us. We do not provide any tax gross-up to cover excise taxes under Section 4999 in connection with a change in control.

Accounting for Share-Based Compensation

We follow Financial Accounting Standard Board Accounting Standards Codification Topic 718, (“ASC Topic 718”), for our share-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and RSUs, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our NEOs may never realize any value from their awards.

Executive Compensation Tables

2025 Summary Compensation Table

The following table contains information about the compensation earned by each of our NEOs during our most recently completed fiscal years ended December 31, 2025, December 31, 2024, and December 31, 2023, to the extent applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
John Lai	2025	1,000,000	69,084	1,999,994	1,999,997	1,180,916	267,011	6,517,002
President and Chief	2024	1,000,000		2,000,000	1,999,999	1,269,412	401,818	6,671,229
Executive Officer	2023	1,000,000		2,999,997	2,999,997	752,095	415,610	8,167,699
Jedidiah Gold	2025	520,192	21,642	437,499	437,494	369,950	6,761	1,793,538
Chief Financial	2024	495,192		437,498	437,498	449,323	6,761	1,826,272
Officer	2023	475,000		562,493	562,499	178,623	6,761	1,785,376
Mary Porter	2025	414,142	11,494	124,999	124,997	196,492	9,087	881,211
Chief People	2024	391,154		124,993	124,999	199,013	10,142	850,301
Officer	2023	252,404	62,000	249,996	249,998	80,052	75,330	969,780
Joseph Matheny	2025	350,000	9,672	124,999	124,997	165,328	9,817	784,813
Chief Innovation	2024	350,000		124,993	124,999	177,718	9,203	786,913
Officer	2023	323,219		187,498	187,498	97,833	1,800	797,848
Carlos Chavez(1)	2025	361,539	85,478	124,999	124,997	179,111	60,163	936,287
Chief Technology	2024	—		—	—	—	—	—
Officer	2023	—		—	—	—	—	—
(1)
Mr. Chavez became an employee of Mister Car Wash in 2025 and therefore has no compensation reported for such fiscal years 2023 and 2024.
(2)
Amounts reflect payment of (a) the difference between the payout amount for performance bonuses based on the percentage attainment of adjusted EBITDAR to plan under the 2025 Executive Bonus Program actually achieved and the amount paid out following the Compensation Committee exercising its discretion to adjust bonus payouts for 2025 to 100% (please see the description of the annual bonus program under “Cash Incentive Compensation” above in Item 11), and (b) with respect to Mrs. Porter for 2023 and Mr. Chavez for 2025, the amount of their sign-on bonus as set forth in their respective Employment Offer Letters.
(3)
For 2025, amounts reflect the full grant-date fair value of stock awards and stock options granted during fiscal 2025. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our NEOs in Note 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
(4)
For 2025, amounts reflect payouts under the 2025 Executive Bonus Program based on actual performance. Please see the description of the annual bonus program under “Cash Incentive Compensation” above in Item 11.
(5)
Amounts for fiscal 2025 represent:

	Car Allowance ($)	Cell Phone Allowance ($)	Personal Use of Aircraft ($)(a)	Relocation ($)	Company Paid Individual Disability Insurance ($)	Tax Gross-Up ($)
John Lai	9,000	3,000	178,187	—	8,786	68,037
Jed Gold	—	1,200	—	—	5,561	—
Mary Porter	—	1,200	—	—	7,887	—
Joe Matheny	—	1,800	—	—	8,017	—
Carlos Chavez	—	1,139	—	38,885	5,145	14,994
(a)
Reflects the aggregate incremental costs associated with Mr. Lai’s personal usage of Company aircraft. For additional information on how these amounts were determined, see “Elements of Compensation – Other Benefits and Perquisites” above in Item 11.

Grants of Plan-Based Awards in Fiscal 2025

The following table provides information relating to grants of plan-based awards made during fiscal 2025 to our NEOs.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold($)	Target($)	Maximum($)	All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards($/Sh)	Grant Date Fair Value of Stock and Option Awards($)
John Lai		625,000	1,250,000	2,500,000
	6/1/2025(2)				—	561,797	7.08	1,999,997
	6/1/2025(2)				282,485	—	—	1,999,994
Jedidiah Gold		196,875	393,750	787,500
	6/1/2025(2)				—	122,893	7.08	437,499
	6/1/2025(2)				61,793	—	—	437,494
Mary Porter		104,675	209,350	418,700
	6/1/2025(2)				—	35,112	7.08	124,999
	6/1/2025(2)				17,655	—	—	124,997
Joseph Matheny		87,500	175,000	350,000
	6/1/2025(2)				—	35,112	7.08	124,999
	6/1/2025(2)				17,655	—	—	124,997
Carlos Chavez		100,000	200,000	400,000
	6/1/2025(2)				—	35,112	7.08	124,999
	6/1/2025(2)				17,655	—	—	124,997
(1)
Amounts reflect potential payouts under our 2025 Executive Bonus Program. Please see the description of the annual bonus program under “Cash Incentive Compensation” section above in Item 11.
(2)
The options and RSUs vest in three ratable installments on each of the first three anniversaries of the grant date, subject to continued service through the applicable vesting dates.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Summary of Executive Compensation Arrangements

Below is a written description of our employment arrangements with certain of our named executive officers. We have entered into an employment agreement with Mr. Lai and offer letters with Mr. Gold, Ms. Porter, and Mr. Chavez, and promotion letters with Mr. Matheny. The descriptions below include the initial compensation levels set under such employment arrangements rather than reflecting any increased compensation levels which may have since been approved by our Compensation Committee following our entrance into such employment arrangement with the applicable executive.

John Lai

In June 2021, we entered into an employment agreement with Mr. Lai in connection with our initial public offering (the “CEO Agreement”).

Pursuant to the CEO Agreement, Mr. Lai is entitled to an annual base salary of $1,000,000 and an annual performance-based bonus based on the achievement of performance targets set by our Board of Directors or its delegate with a target bonus opportunity of 100% of his annual base salary. Under the CEO Agreement, Mr. Lai is also entitled to personal use of the Company’s aircraft pursuant to the terms and guidelines set forth in the Company’s aircraft usage policy then in effect.

Mr. Lai will be entitled to severance benefits in the event of certain qualifying terminations of employment pursuant to the Severance Plan, as described below.

The CEO Agreement also provides for a Code Section 280G “cutback” such that payments or benefits that he receives in connection with a change in control will be reduced to the extent necessary to avoid the imposition of any excise tax under Code Sections 280G and 4999 if such reduction would result in a greater after-tax payment amount to Mr. Lai.

The CEO Agreement contains perpetual confidentiality and non-disparagement covenants as well as 18-month post-termination non-competition and non-solicitation covenants.

Jedidiah Gold

We are party to an offer letter with Mr. Gold dated June 10, 2019, providing for his employment as Chief Financial Officer. The offer letter provides Mr. Gold is entitled to an initial base salary of $300,000 and eligible for an annual performance-based bonus with a target opportunity of 30% of his annual base salary. Additionally, 15,403 stock options were requested at the first Board meeting following offer. Further, Mr. Gold was entitled to executive relocation benefits.

Mary Porter

We are party to an offer letter with Ms. Porter dated March 1, 2023, providing for her employment as Chief People Officer. The offer letter provides Ms. Porter is entitled to an initial base salary of $375,000 and eligible for an annual performance-based bonus with a target opportunity of 40% of her annual base salary and an initial equity grant of RSUs and stock options with an aggregate grant value of $500,000. Further, Ms. Porter was entitled to executive relocation benefits, including a $15,000 net lump sum for incidentals. Ms. Porter was also entitled to a one-time $62,000 sign-on bonus when she joined the Company in April of 2023. If Ms. Porter's employment had terminated before her one-year anniversary, she would have been obligated to repay the full amount of the bonus.

Joseph Matheny

We are party to a promotion letter with Mr. Matheny dated October 15, 2023, providing for his employment as Chief Innovation Officer. The promotion letter provides Mr. Matheny is entitled to an initial base salary of $350,000 and eligible for an annual performance-based bonus with a target opportunity of 40% of his annual base salary and an annual equity grant of RSUs and stock options with an aggregate grant value of $250,000.

Carlos Chavez

We are party to an offer letter with Mr. Chavez dated December 16, 2024, providing for his employment as Chief Technology Officer. The offer letter provides Mr. Chavez is entitled to an initial base salary of $400,000 and eligible for an annual performance-based bonus with a target opportunity of 40% of his annual base salary and an initial equity grant of RSUs and stock options with an aggregate grant value of $250,000. Further, Mr. Chavez was entitled to executive relocation benefits, including a $15,000 net lump sum for incidentals and associated tax gross-up payments, see total relocation benefits in the above “2025 Summary Compensation Table” in the column entitled “All Other Compensation.” Mr. Chavez was also entitled to a one-time $75,000 sign-on bonus when he joined the Company in January of 2025. If Mr. Chavez's employment is terminated before his two-year anniversary, he will be obligated to repay the full amount of the bonus.

Executive Severance Plan

We currently maintain the Executive Severance Plan, or the Severance Plan, as amended, pursuant to which our senior executives, including our named executive officers, may receive severance benefits in connection with certain terminations of employment. This Plan was recently modified by the Compensation Committee of the Board to replace prior executive officers which have departed our employment with current executive officers with the substantive portions of such Severance Plan remaining unchanged. Each capitalized term not defined in this section shall have the meaning ascribed to it in the Severance Plan.

In the event an eligible participant is terminated by the Company without Cause, or an eligible participant employee terminates his or her employment for Good Reason, in each case, at any time other than during the period beginning six (6) months before and ending on twenty-four (24) after a Change in Control (the “Protection Period”), then such participant will be entitled to receive:

•
Accrued Obligations. The Participant shall be entitled to receive any accrued but unpaid annual base salary, unreimbursed business expenses incurred in accordance with the Company policies, or other amounts earned or accrued through the Participant’s Termination of Employment under the Company Group’s applicable health, welfare, retirement, or other similar fringe benefit programs as required by their terms or by applicable law;
•
An aggregate cash payment (the “Severance Payment”) equal to the product of (i) such participant’s severance multiplier (for Mr. Lai and Mr. Gold, 1.5 Base Salary Rate; and for each other named executive officer, 1.0 Base Salary Rate) (the “Non-CIC Severance Multiplier”) and

•
Payment or reimbursement of such participant’s and his or her covered eligible dependents’ health insurance coverage under COBRA (for Mr. Lai and Mr. Gold, 18 months; and for each other named executive officer, 12 months) (the “Severance Period); and
•
Accelerated vesting of such participant’s outstanding equity to the extent provided in any written agreement between such participant and the Company.

In the event an eligible participant is terminated by the Company without Cause, or terminates his or her employment for Good Reason, in each case, during the Protection Period, then such participant will be entitled to receive:

•
A lump-sum cash payment equal to the product of (i) such participant’s change in control severance multiplier (for Mr. Lai, 2.0; and for each other named executive officer, 1.5) (the “CIC Severance Multiplier”) and (ii) the sum of such participant’s Base Salary Rate and target annual bonus for the fiscal year in which such termination of employment occurs;
•
A lump-sum cash payment equal to the cash incentive compensation with respect to the fiscal year in which such participant’s termination of employment occurs, based on actual achievement of any applicable Company performance goals or objectives and any applicable individual performance goals or objectives, prorated for the number of days the participant was employed during that fiscal year;
•
Payment or reimbursement of such participant’s and his or her covered eligible dependents’ health insurance coverage under COBRA for up to the number of years equal to such participant’s CIC Severance Multiplier; and
•
Accelerated vesting of such participant’s outstanding equity to the extent provided in any written agreement between such participant and the Company.

Receipt of severance benefits under the Severance Plan is subject to: (a) the eligible participant’s compliance with certain restrictive covenants, including (i) 18-month post-termination non-competition and non-solicitation of customers and employees’ covenants, (ii) a perpetual confidentiality covenant and (iii) a perpetual non-disparagement covenant in favor of the Company; and (b) the covered employee’s execution of a general release of claims.

In addition, in the event of death or Disability, an eligible participant will be entitled to receive accelerated vesting of such participant’s outstanding equity to the extent provided in any written agreement between such participant and the Company.

Outstanding Equity Awards at 2025 Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each NEO as of December 31, 2025.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
John Lai	6/25/2021(3)	800,000	200,000	15.00	6/25/2031	80,000	444,800
	3/1/2023(4)	328,946	328,948	9.25	3/1/2033	162,162	901,621
	6/1/2024(6)	187,793	375,587	7.03	6/1/2034	189,664	1,054,532
	6/1/2025(7)	—	561,797	7.08	6/1/2035	282,485	1,570,617

Jedidiah Gold	9/9/2019(2)	709,728	—	2.12	9/8/2029	—	—
	6/25/2021(3)	150,000	37,500	15.00	6/25/2031	15,000	83,400
	3/1/2023(4)	61,677	61,678	9.25	3/1/2033	30,406	169,057
	6/1/2024(6)	41,079	82,160	7.03	6/1/2034	41,489	230,679
	6/1/2025(7)	—	122,893	7.08	6/1/2035	61,793	343,569

Mary Porter	6/1/2023(5)	42,625	21,313	8.14	6/1/2033	10,238	56,923
	6/1/2024(6)	11,737	23,474	7.03	6/1/2034	11,854	65,908
	6/1/2025(7)	—	35,112	7.08	6/1/2035	17,655	98,162

Joseph Matheny	11/22/2016(2)	148,608	—	0.46	11/22/2026	—	—
	11/22/2016(2)	222,912	—	0.66	11/22/2026	—	—
	6/25/2021(3)	50,000	12,500	15.00	6/25/2031	5,000	27,800
	3/1/2023(4)	20,558	20,560	9.25	3/1/2033	10,136	56,356
	6/1/2024(6)	11,737	23,474	7.03	6/1/2034	11,854	65,908
	6/1/2025(7)	—	35,112	7.08	6/1/2035	17,655	98,162

Carlos Chavez	6/1/2025(7)	—	35,112	7.08	6/1/2035	17,655	98,162

(1)
Amounts are calculated based on multiplying the number of shares shown in the table by the per share closing price of our common stock on December 31, 2025, which was $5.56.
(2)
Awards granted are fully vested as of December 31, 2025.
(3)
Awards granted on June 25, 2021, vest in five annual equal installments on each anniversary of the grant date, subject to the named executive officer’s continued employment through each applicable vesting date.
(4)
Awards granted on March 1, 2023, vest in four annual equal installments on each anniversary of the grant date, subject to the named executive officer's continued employment through each applicable vesting date.
(5)
Awards granted to Ms. Porter on June 1, 2023, vest in three annual equal installments on each anniversary of the grant date, subject to the named executive officer's continued employment through each applicable vesting date.
(6)
Awards granted on June 1, 2024, vest in three annual equal installments on each anniversary of the grant date, subject to the named executive officer’s continued employment through each applicable vesting date.
(7)
Awards granted on June 1, 2025, vest in three annual equal installments on each anniversary of the grant date, subject to the named executive officer’s continued employment through each applicable vesting date.

Option Exercises and Stock Vested in Fiscal 2025

	Option Awards(1)		Stock Awards(2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John Lai	—	$—	255,912	$1,851,781
Jedidiah Gold	183,769	$1,174,391	50,946	$368,183
Mary Porter	—	$—	16,163	$114,434
Joseph Matheny	260,064	$1,748,352	15,993	$115,725
Carlos Chavez	—	$—	—	$—
(1)
Amounts are calculated by multiplying the number of shares as to which the option was exercised by the market price of the shares on the exercise date, net of the exercise price.
(2)
Amounts are calculated by multiplying the number of shares vested by our closing stock price on the applicable vesting date.

Nonqualified Deferred Compensation Table

We maintain the Mister Car Wash Deferred Compensation Plan for a select group of our highly compensated employees, in which certain of our NEOs participate other than Mr. Chavez. The following table contains information regarding non-qualified deferred compensation plans.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
John Lai	1,444	—	103,863	—	1,068,023
Jedidiah Gold	217,837	—	117,281	—	747,988
Mary Porter	41,414	—	3,097	—	44,512
Joseph Matheny	54,094	—	19,033	—	158,041
Carlos Chavez	—	—	—	—	—
(1)
These contributions are reported in the 2025 Summary Compensation Table as base salary for Messrs. Lai and Gold and Ms. Porter and a mixture of base salary and non-equity incentive plan compensation for Mr. Matheny.
(2)
Because the amounts do not represent above-market earnings, they are not reported in the 2025 Summary Compensation Table.
(3)
Of the aggregate balance reported here for each NEO, the following amounts were reported in prior years' summary compensation tables: $962,715 for Mr. Lai, $412,869 for Mr. Gold, and $84,705 for Mr. Matheny.

The Mister Car Wash Deferred Compensation Plan allows eligible participants to defer up to 90% of their base salary and/or incentive plan compensation as well as any refunds from our 401(k) Plan. Participants may elect investment measurement options selected by the Company in whole percentages. These investment options do not represent actual ownership of or ownership rights in the applicable funds; they serve the purpose of valuing the account and the corresponding obligation of the Company.

At the time of annual enrollment, participants also make distribution elections for the upcoming year’s contributions. Actual distributions are made pursuant to those elections.

Potential Payments Upon Termination or Change in Control

We maintain the Severance Plan, as amended, pursuant to which our senior executives, including our named executive officers, may receive severance benefits in connection with certain terminations of employment.

In addition to the severance benefits provided under the Severance Plan, as described above, pursuant to the option and restricted stock unit award agreements entered into by our NEOs under the 2021 Incentive Award Plan, in the event of (i) the executive’s termination by the Company without “cause” or by the executive for “good reason” during the twenty-four month period following a change in control of the Company, or by reason of such executive’s termination due to death or disability, such outstanding option and/or restricted stock unit awards will vest in full; and (ii) executive’s qualifying retirement, the portion of the option or restricted stock unit award which would have vested within twelve months following the date of the Company’s receipt of a written notice of resignation by the executive at a time when he or she is retirement eligible will accelerate and vest.

Estimated Potential Payments

The following table summarizes the payments that would be made to our NEOs upon the occurrence of certain qualifying terminations of employment or a change in control, in any case, occurring on December 31, 2025. Amounts shown do not include (i) accrued but unpaid base salary through the date of termination or (ii) other benefits earned or accrued by the NEO during his/her employment that are available to all salaried employees, such as accrued vacation.

		Termination			Termination
		Without Cause			Without Cause
		or for Good			or for Good		Termination
		Reason /		Change in	Reason /		due to	Retirement
		Cause Outside		Control (no	Cause During		Death or	Qualifying
Name	Benefit	Protection Period ($)		Termination) ($)(1)	Protection Period ($)		Disability ($)	Termination ($)(10)
John Lai	Cash	1,500,000	(4)		5,750,000	(7)
	Equity Acceleration (2)			3,971,569	3,971,569		3,971,569	1,946,411
	Continued Healthcare	35,196	(5)		46,927	(8)
	Total (3)	1,535,196		3,971,569	9,768,496		3,971,569	1,946,411
Jedidiah Gold	Cash	787,500	(4)		1,771,875	(9)
	Equity Acceleration (2)			826,705	826,705		826,705
	Continued Healthcare	23,464	(5)		35,196	(8)
	Total (3)	810,964		826,705	2,633,776		826,705
Mary Porter	Cash	418,700	(6)		1,151,425	(9)
	Equity Acceleration (2)			220,993	220,993		220,993
	Continued Healthcare	23,464	(5)		35,196	(8)
	Total (3)	442,164		220,993	1,407,614		220,993
Joseph Matheny	Cash	350,000	(6)		962,500	(9)
	Equity Acceleration (2)			248,226	248,226		248,226
	Continued Healthcare	23,464	(5)		35,196	(8)
	Total (3)	373,464		248,226	1,245,922		248,226
Carlos Chavez	Cash	400,000	(6)		1,100,000	(9)
	Equity Acceleration (2)			293,385	293,385		293,385
	Continued Healthcare	23,464	(5)		35,196	(8)
	Total (3)	423,464		293,385	1,428,581		293,385
(1)
Represents the value of equity acceleration for stock options granted under our 2014 and 2021 Plans. The value of equity acceleration was calculated by (i) multiplying the number of accelerated shares of common stock underlying the options by $5.56, the closing trading price of our common stock on December 31, 2025, and (ii) subtracting the aggregate exercise price for the options.
(2)
With respect to options, the value of equity acceleration was calculated by (i) multiplying the number of accelerated shares of common stock underlying the options by $5.56, the closing trading price of our common stock on December 31, 2025, and (ii) subtracting the aggregate exercise price for the options. Options that were “underwater” were not included as they do not have a positive aggregate spread value. With respect to RSUs, the value of equity acceleration was calculated by multiplying the number of accelerated RSUs by $5.56, the closing trading price of our common stock on December 31, 2025.
(3)
Amounts shown are the maximum potential payment the NEO would have received as of December 31, 2025. Prorated bonuses were prorated at 100% to illustrate maximum potential payments. Amounts of any reduction pursuant to the 280G best pay provision, if any, would be calculated upon actual termination of employment.
(4)
Represents continued salary payments for 18 months.
(5)
Represents continued healthcare premiums for 18 months for Mr. Lai and Mr. Gold and 12 months for Ms. Porter, Mr. Matheny, and Mr. Chavez.
(6)
Represents continued salary payments for 12 months.
(7)
Represents two times the sum of (i) Mr. Lai’s base salary and (ii) Mr. Lai’s target 2025 annual bonus, as well as the prorated amount of Mr. Lai’s 2026 annual bonus, prorated at 100% for this exercise payable in a lump sum.
(8)
Represents continued healthcare premiums for 24 months for Mr. Lai, and 18 months for Mr. Gold, Ms. Porter, Mr. Matheny, and Mr. Chavez.
(9)
Represents 1.5 times the sum of (i) the executive’s base salary and (ii) the executive’s target 2025 annual bonus, as well as the prorated amount of the executive’s 2026 annual bonus, prorated at 100% for this exercise payable in a lump sum.
(10)
Represents equity acceleration for a “Retirement Qualifying Termination,” under and as defined in the applicable stock award grant document (“Grant Documents”). Mr. Lai is the only NEO that is “Retirement Eligible” (as defined Grant Documents), although a “Retirement Notice” (as defined Grant Documents) has not been provided by Mr. Lai.

CEO Pay Ratio

In accordance with the requirements set forth by Item 402(u) of Regulation S-K, we are required to disclose the median of the annual total compensation of our employees, the annual total compensation of our CEO, John Lai, and the ratio of these two amounts. In accordance with SEC rules requiring the identification of a new median employee every three years, Mister Car Wash has identified the median employee for 2025 using the methodology established in 2023. Our methodology to identify the median of the annual total compensation of all employees in 2025 included the following calculations, assumptions, adjustments, and estimates:

•
As wash operations rely on many part-time hourly employees and turnover and job changes among those positions is consistently high, the methodology for calculating total annual compensation relies on the annualization of crew members’ available work history in their job as of the snapshot date selected.
•
We annualize 2025 pay for all full-time and part-time permanent employees who were actively employed as of December 31, 2025. Our entire workforce is exclusively US-based.
•
The median employee selected was within +/- 1% of the median total compensation and had at least 3 years of tenure with the company. The median employee’s total 2025 compensation was $33,679.
•
The 2025 annual total compensation of the CEO was $6,517,002.
•
The ratio of the 2025 annual total compensation of the CEO to the 2025 annual total compensation of the median employee was 194 to 1.

Our CEO pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules. These rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to exclude up to 5% of their workforce and make reasonable estimates and assumptions that may impact their employee populations. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above. Other companies have different employee populations and compensation practices and utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

2025 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Jodi Taylor	100,000	99,998	199,998
Veronica Rogers	100,000	99,998	199,998
Dorvin Lively	75,000	99,998	174,998
Ronald Kirk	85,000	99,998	184,998
Atif Rafiq	75,000	99,998	174,998
(1)
Amounts reflect the full grant-date fair value of stock awards granted during 2025 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to our directors in Note 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The table below shows the aggregate numbers of unvested stock awards held as of December 31, 2025, by each non-employee director.

Name	Unvested Stock Awards Outstanding at FYE
Jodi Taylor	14,144
Veronica Rogers	14,144
Dorvin Lively	14,144
Ronald Kirk	14,144
Atif Rafiq	14,144

We currently maintain a non-employee director compensation policy that is applicable to each of our non-employee directors (other than those who are affiliated with LGP, who are not compensated for their director responsibilities). Pursuant to this non-employee director compensation policy, each such non-employee director will receive a mixture of cash and equity compensation.

Pursuant to this policy, each eligible non-employee director will receive an annual cash retainer of $75,000 that will be paid quarterly in arrears. The chairperson of the Audit Committee will receive an additional annual cash retainer of $25,000, the chairperson of the Compensation Committee will receive an additional annual cash retainer of $25,000, and the chairperson of the Nominating and Corporate Governance Committee will receive an additional annual cash retainer of $25,000. Members of multiple committees received an additional annual cash retainer of $10,000.

Also, pursuant to this policy, we intend to grant all eligible non-employee directors an initial equity award of RSUs that has a grant date value of $100,000 upon election to our Board of Directors, and thereafter an annual equity award of RSUs that has a grant date value of $100,000, in each case, which will vest in full on the earlier of (i) the next occurring annual meeting of our stockholders or (ii) the first anniversary of the grant date, subject to the non-employee director’s continued service through the applicable vesting date.

Mr. Lai also served as an executive officer in 2025 and as a result has been excluded from the Director Compensation Table. His compensation for 2025 is described above in the “Summary Compensation Table.”

Compensation Committee Report

The material in this report is being furnished and shall not be deemed “filed” with the Securities and Exchange Commission (the “SEC”) for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall the material in this section be deemed to be “soliciting material” or incorporated by reference in any registration statement or other document filed with the SEC under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise expressly stated in such filing.

The Compensation Committee has reviewed and discussed the Company’s Item 11 section in this Amendment No. 1 to Form 10-K with management. Based upon such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Form 10-K and thereby incorporated into Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Compensation Committee:

Veronica Rogers, Chair

Jonathan Seiffer

J. Kristofer Galashan

Compensation Committee Interlocks and Insider Participation

During fiscal year 2025, those who served on the Compensation Committee were Veronica Rogers, Jonathan Seiffer, and J. Kristofer Galashan. During 2025, no member of the Compensation Committee was an officer or employee of the Company at any time during 2025 or as of the date of this Amendment No. 1 to Form 10-K, nor was any such individual a former officer of the Company. In 2025, no member of our Compensation Committee had any relationship or transaction with us that would require disclosure as a “related person transaction” under Item 404 of SEC Regulation S-K in this Amendment No. 1 to Form 10-K, other than the information provided under the section entitled “Certain Transactions with Related Persons.” See also “2025 Director Compensation” section in Item 11 above for a description of compensation paid to members of the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of our common stock as of March 31, 2026, by:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our voting securities;
•
each of our directors and each of our named executive officers; and
•
all directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Applicable percentage ownership is based on 328,685,816 shares of Company Common Stock outstanding as of March 31, 2026. Shares of our common stock that a person has the right to acquire within 60 days of March 31, 2026 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, subject to any applicable community property laws.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o Mister Car Wash, Inc., 222 E. 5th Street, Tucson, Arizona 85705.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
Holders of More than 5%:
Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC (1)	219,213,079	66.7%
Greenhouse Funds LLLP(2)	16,549,713	5.0%
Executive Officers and Directors:
John Lai(3)	8,616,937	2.6%
Jedidiah Gold(4)	1,079,402	*%
Mary Porter(5)	79,443	*%
Joseph Matheny(6)	602,922	*%
Carlos Chavez(7)	—	—
John Danhakl(1)	—	—
Jonathan Seiffer(1)	—	—
Jeffrey Suer(1)	—	—
J. Kristofer Galashan(1)	—	—
Jodi Taylor(8)	51,076	*%
Dorvin Donald Lively(9)	156,281	*%
Ronald Kirk(10)	53,479	*%
Veronica Rogers(11)	42,024	*%
Atif Rafiq(12)	32,031	*%
All executive officers and directors as a group (15 persons)(13)	10,713,595	3.3%

* Represents less than 1%.

(1)
Based solely on the Schedule 13G filed on February 14, 2022, Green Equity Investors VI, L.P., a Delaware limited partnership (“GEI VI”) is the direct owner of 134,812,845 shares of Common Stock of the Issuer (the “GEI VI Shares”). Green Equity Investors Side VI, L.P., a Delaware limited partnership (“GEI Side VI”), is the direct owner of 80,348,253 shares of Common Stock of the Issuer (the “GEI Side VI Shares”), LGP Associates VI-A LLC, a Delaware limited liability company (“Associates VI-A”), is the direct owner of 315,683 shares of Common Stock of the Issuer (the “Associates VI-A Shares”), and LGP Associates VI-B LLC, a Delaware limited liability company (“Associates VI-B” and together with GEI VI, GEI Side VI, and Associates VI-A, the “LGP Funds”) is the direct owner of 3,736,298 shares of Common Stock of the Issuer (the “Associates VI-B Shares” and, collectively with the GEI VI Shares, the GEI Side VI Shares, and the Associates VI-A Shares, the “Shares”).GEI Capital VI, LLC, a Delaware limited liability company (“Capital”) is the general partner of GEI VI and GEI Side VI. Green VI Holdings, LLC, a Delaware limited liability company (“Holdings”), is a limited partner of GEI VI and GEI Side VI. Leonard Green & Partners, L.P., a Delaware limited partnership (“LGP”) is the management company of GEI VI and GEI Side VI. LGP Management, Inc., a Delaware corporation (“LGPM”) is the general partner of LGP. Peridot Coinvest Manager LLC, a Delaware limited liability company (“Peridot”) is the manager of each of Associates VI-A and Associates VI-B. Capital, as the general partner of GEI VI and GEI Side VI, Holdings, as a limited partner of GEI VI and GEI Side VI, LGP, as the manager of GEI VI and GEI Side VI, LGPM, as the general partner of LGP, and Peridot as the manager of Associates VI-A and Associates VI-B, directly (whether through ownership or position) or indirectly through one or more intermediaries, may be deemed to share voting and investment power with respect to the Shares. As such, Capital, LGP, LGPM, Holdings, and Peridot may be deemed to be the indirect beneficial owners of the Shares. Each of the foregoing holder’s address is c/o Leonard Green & Partners, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025. For a description of certain relationships between us and LGP, see Item 13 “Certain Relationships and Related Transactions, and Director Independence.”
(2)
Based solely on the Schedule 13F filed on February 17, 2026, Greenhouse Funds LLLP, is the direct owner of 16,549,713 shares of Common Stock. The foregoing holder’s address is believed to be 605 S. Eden Street, Suite 250, Baltimore, MD 21231.
(3)
Represents (i) 7,135,724 shares of our common stock, (ii) 1,481,123 shares of our common stock underlying options to purchase common stock that are exercisable within 60 days of March 31, 2026 and (iii) no shares of our common stock underlying RSUs that vest within 60 days of March 31, 2026.
(4)
Represents (i) 86,079 shares of our common stock, (ii) 993,323 shares of our common stock underlying options to purchase common stock that are exercisable within 60 days of March 31, 2026and (iii) no shares of our common stock underlying RSUs that vest within 60 days of March 31, 2026.
(5)
Represents (i) 25,081 shares of our common stock, (ii) 54,362 shares of our common stock underlying options to purchase common stock that are exercisable within 60 days of March 31, 2026and (iii) no shares of our common stock underlying RSUs that vest within 60 days of March 31, 2026. Excludes shares of our common stock that may be acquired under our ESPP within 60 days of March 31, 2026.
(6)
Represents (i) 138,827 shares of our common stock, (ii) 464,095 shares of our common stock underlying options to purchase common stock that are exercisable within 60 days of March 31, 2026and (iii) no shares of our common stock underlying RSUs that vest within 60 days of March 31, 2026.
(7)
Represents (i) no shares of our common stock, (ii) no shares of our common stock underlying options to purchase common stock that are exercisable within 60 days of March 31, 2026and (iii) no shares of our common stock underlying RSUs that vest within 60 days of March 31, 2026.
(8)
Represents (i) 36,932 shares of our common stock, (ii) no shares of our common stock underlying options to purchase common stock that are exercisable within 60 days of March 31, 2026and (iii) 14,144 shares of our common stock underlying RSUs that vest within 60 days of March 31, 2026.
(9)
Represents (i) 142,137 shares of our common stock, (ii) no shares of our common stock underlying options to purchase common stock that are exercisable within 60 days of March 31, 2026and (iii) 14,144 shares of our common stock underlying RSUs that vest within 60 days of March 31, 2026.

(10)
Represents (i) 39,335 shares of our common stock, (ii) no shares of our common stock underlying options to purchase common stock that are exercisable within 60 days of March 31, 2026and (iii) 14,144 shares of our common stock underlying RSUs that vest within 60 days of March 31, 2026.
(11)
Represents (i) 27,880 shares of our common stock, (ii) no shares of our common stock underlying options to purchase common stock that are exercisable within 60 days of March 31, 2026and (iii) 14,144 shares of our common stock underlying RSUs that vest within 60 days of March 31, 2026.
(12)
Represents (i) 17,887 no shares of our common stock, (ii) no shares of our common stock underlying options to purchase common stock that are exercisable within 60 days of March 31, 2026and (iii) 14,144 shares of our common stock underlying RSUs that vest within 60 days of March 31, 2026.
(13)
Represents (i) 7,649,882 shares of our common stock, (ii) 2,992,993 shares of our common stock underlying options to purchase common stock that are exercisable within 60 days of March 31, 2026and (iii) 70,720 shares of our common stock underlying RSUs that vest within 60 days of March 31, 2026. Excludes shares of our common stock that may be acquired under our ESPP within 60 days of March 31, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures on Transactions with Related Parties

Our Board of Directors recognizes the fact that transactions with related parties present a heightened risk of conflicts of interests or improper valuation (or the perception thereof). Our Board of Directors has adopted a written policy on transactions with related parties that is in conformity with the requirements for issuers having publicly held common stock that is listed on the NASDAQ. Under such policy, a related party transaction (as defined in the policy), and any material amendment or modification to a related party transaction, will be reviewed and approved or ratified by a committee of the Board of Directors composed solely of independent directors who are disinterested or by the disinterested members of the Board of Directors.

In connection with the review and approval or ratification of a related party transaction:

•
management will disclose to the committee or disinterested directors, as applicable, information such as the name of the related party and the basis on which the person is a related party, the material terms of the related party transaction, including the approximate dollar value of the amount involved in the transaction and other the material facts as to the related party’s direct or indirect interest in, or relationship to, the related party transaction;
•
management will advise the committee or disinterested directors, as applicable, as to other relevant considerations such as whether the related party transaction conflicts with the terms of our agreements governing our material outstanding indebtedness that limit or restricts our ability to enter into a related party transaction; and
•
related party transactions will be disclosed in our applicable filings under the Securities Act of 1933, as amended or the Exchange Act, and related rules, and, to the extent required.

In addition, the related party transaction policy provides that the committee or disinterested directors, as applicable, in connection with any approval or ratification of a related party transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent,” or “non-employee” director, as applicable, under the rules and regulations of the SEC. Each of the transactions described below entered into following the adoption of our related party transaction policy was approved in accordance with such policy.

Stockholders Agreement

In August 2014, we entered into a stockholders agreement with LGP, certain of our executive officers and certain other stockholders.

In connection with the IPO, we amended and restated the stockholders agreement (the “Stockholders Agreement”) to eliminate certain provisions (but maintain those related to the registration rights, which are described below) and to provide specific Board rights and obligations. The Stockholders Agreement includes provisions pursuant to which we granted the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our common stock held by LGP, and the right to LGP and certain other stockholders to piggyback on such registration statements in certain circumstances. These shares represent approximately 66.7% of our then outstanding common stock as of March 31, 2026. These shares also may be sold under Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. The Stockholders Agreement also requires us to indemnify such stockholders in connection with any registrations of our securities. In addition, the Stockholders Agreement provides that LGP is entitled to designate individuals to be included in the slate of nominees recommended by our Board of Directors for election to our Board of Directors, to ensure that the composition of our Board of Directors and its committees complies with the provisions of the Stockholders Agreement related to the composition of our Board of Directors and its committees.

Matthew Lai Employment

John Lai’s son, Matthew Lai, is a non-executive employee of the Company who earned aggregate compensation of approximately $165,468 during fiscal year 2025, including $108,268 in cash compensation, $50,000 in equity compensation and $7,200 in fringe benefits. The compensation for Mr. Lai was established by Mister in accordance with its compensation practices applicable to employees with comparable qualifications and responsibilities and holding similar positions, without the involvement of John Lai.

HubInternational Insurance Services Inc.

Hub International Insurance Services Inc. (“HUB”) is controlled by LGP, the majority owner of the Company. During 2025, the Company appointed and engaged Hub for property and casualty insurance brokerage services for an annual fixed fee. Additionally, for the placement of new policies and bonds outside the scope of property and casualty plans, we pay Hub a commission as part of the plan premiums. During 2025, we paid $235,000 annual fixed fee and $59,398 of commissions as part of new policy premiums.

Indemnification Agreements

Our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law (“DGCL”), subject to certain exceptions contained in our amended and restated bylaws. In addition, our amended and restated certificate of incorporation provides that our directors and officers will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees of Deloitte & Touche LLP, our independent registered public accounting firm, billed to the Company in each of the last two fiscal years.

	Year Ended December 31,
	2025	2024
Audit Fees	$1,511,220	$1,493,909
Audit-Related Fees	1,895	1,895
Tax Fees	284,478	474,018
All Other Fees	—	—
Total	$1,797,593	$1,969,822

Audit fees for the fiscal years ended December 31, 2025, and December 31, 2024, consisted of fees billed for professional services rendered for the audit and interim reviews of Mister’s financial statements.

Audit-related fees for the fiscal years ended December 31, 2025, and December 31, 2024, consisted of fees billed for subscriptions.

Tax fees for the fiscal years ended December 31, 2025, and December 31, 2024, consisted of fees related to federal and state income tax and indirect tax return compliance and consulting matters.

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

All services reported in the Audit, Audit-Related, Tax and All Other Fees categories above were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.
Exhibits:

Exhibit Number	Description	Form	File. No	Exhibit	Filing Date	Filed or Furnished Herewith
10.14†	Mister Car Wash, Inc. Executive Severance Plan					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mister Car Wash, Inc.

Date: April 28, 2026	By:	/s/ John Lai
John Lai
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2026	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial and Accounting Officer)