Form 10-Q
period 2026-03-31
Mister Car Wash, Inc.
filed 2026-05-01
CIK 1853513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 23, 2026, the registrant had 328,894,540 shares of common stock, $0.01 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q due to various factors. These risks and uncertainties include, among other things, (i) the completion of the proposed Merger (as defined below) on the anticipated terms and timing, or at all, including the parties’ ability to obtain regulatory approvals and satisfy the other conditions to the completion of the Merger, (ii) the effect of the announcement or pendency of the Merger on the Company’s business, operating results, ability to retain and hire key personnel, and relationships with customers, suppliers, competitors and others, (iii) the effect of the restrictions imposed by the Merger Agreement (as defined below) during the pendency of the Merger, which may (x) disrupt the Company’s current plans and business operations, (y) impact the Company’s ability to pursue certain business opportunities or strategic transactions or (z) divert management’s attention from ongoing business operations, (iv) the ability of Parent (as defined below) to procure the financing required to complete the Merger, (v) the possibility that competing offers may be made, and the effect of such competing offers on the Merger and the parties’ respective rights under the Merger Agreement, (vi) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, (vii) the fact that the Company may be required to pay a termination fee to Parent if the Merger Agreement is terminated in certain circumstances, (viii) litigation being instituted against the Company or other transaction parties, including their respective directors, managers or officers, in connection with the Merger; (ix) the uncertainty of the outcome of any such litigation and its effects on the parties to the Merger Agreement, (x) legislative, regulatory and economic developments, (xi) general economic conditions, (xii) the effect on the Company’s stock price if the Merger is not completed, which may decline significantly following the termination of the Merger Agreement, (xiii) the significant costs, fees and expenses the Company may incur in connection with the Merger, and (xiv) the effects on the Company of unknown liabilities related to the Merger.

Additional factors that could cause actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those identified in Part I. Item 1A. “Risk Factors” and in Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) and in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mister Car Wash, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands, except share and per share data)	2026	2025
Net revenues	$277,913	$261,656

Costs and expenses
Cost of labor and chemicals	76,702	74,252
Other store operating expenses	113,319	109,667
General and administrative	28,756	24,659
Loss on sale of assets, net	125	111
Total costs and expenses	218,902	208,689
Operating income	59,011	52,967

Other expense
Interest expense, net	12,283	16,023
Total other expense	12,283	16,023
Income before taxes	46,728	36,944
Income tax provision	12,546	9,944
Net income	$34,182	$27,000

Other comprehensive income, net of tax
Gain on interest rate swap	785	—
Total comprehensive income	$34,967	$27,000

Earnings per share
Basic	$0.10	$0.08
Diluted	$0.10	$0.08
Weighted-average common shares outstanding
Basic	328,477,910	324,200,282
Diluted	334,309,927	331,479,048

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Cash flows from operating activities
Net income	$34,182	$27,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	23,434	20,917
Stock-based compensation expense	6,838	6,843
Loss on sale of assets, net	125	111
Amortization of deferred debt issuance costs	262	285
Non-cash lease expense	14,652	13,535
Deferred income tax	10,978	7,484
Changes in assets and liabilities
Accounts receivable, net	(211)	354
Other receivables	(2,069)	1,965
Inventory, net	430	490
Prepaid expenses and other current assets	(315)	2,356
Accounts payable	(2,002)	5,677
Accrued expenses	4,069	10,480
Deferred revenue	1,821	1,266
Operating lease liability	(12,791)	(11,604)
Other noncurrent assets and liabilities	257	391
Net cash provided by operating activities	$79,660	$87,550

Cash flows from investing activities
Purchases of property and equipment	(46,686)	(55,081)
Proceeds from sale of property and equipment	187	120
Net cash used in investing activities	$(46,499)	$(54,961)

Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	372	1,587
Payments on debt borrowings	(7,000)	(62,307)
Principal payments on finance lease obligations	(212)	(193)
Net cash used in financing activities	$(6,840)	$(60,913)

Net change in cash and cash equivalents and restricted cash during period	26,321	(28,324)
Cash and cash equivalents and restricted cash at beginning of period	28,511	67,612
Cash and cash equivalents and restricted cash at end of period	$54,832	$39,288

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	54,627	39,133
Restricted cash, included in prepaid expenses and other current assets	205	155
Total cash, cash equivalents, and restricted cash	$54,832	$39,288

Supplemental disclosure of cash flow information
Cash paid for interest	$12,327	$7,032
Cash paid for income taxes	$40	$60

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$5,833	$11,416
Property and equipment accrued in other accrued expenses	$4,453	$4,223
Stock option exercise proceeds in other receivables	$—	$113

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Balance Sheets

(Unaudited)

	As of
(Amounts in thousands, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$54,627	$28,450
Accounts receivable, net	850	639
Other receivables	17,554	15,485
Inventory, net	5,054	5,485
Prepaid expenses and other current assets	10,700	9,619
Total current assets	88,785	59,678
Property and equipment, net	930,371	914,022
Operating lease right of use assets, net	930,870	942,664
Other intangible assets, net	110,385	110,822
Goodwill	1,134,830	1,134,830
Other assets	10,801	11,122
Total assets	$3,206,042	$3,173,138

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$25,742	$27,824
Accrued payroll and related expenses	27,116	25,074
Other accrued expenses	36,709	41,540
Current maturities of operating lease liability	54,543	53,625
Current maturities of finance lease liability	903	879
Deferred revenue	37,725	35,904
Total current liabilities	182,738	184,846
Long-term debt, net	790,043	796,893
Operating lease liability	895,298	906,371
Financing lease liability	12,109	12,344
Deferred tax liabilities, net	148,787	137,547
Other long-term liabilities	1,877	2,124
Total liabilities	2,030,852	2,040,125
Stockholders’ equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 328,685,816 and 328,282,533 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	3,292	3,288
Additional paid-in capital	869,301	862,095
Accumulated other comprehensive income (loss)	492	(293)
Retained earnings	302,105	267,923
Total stockholders’ equity	1,175,190	1,133,013
Total liabilities and stockholders’ equity	$3,206,042	$3,173,138

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	328,282,533	$3,288	$862,095	$(293)	$267,923	$1,133,013
Stock-based compensation expense	—	—	6,838	—	—	6,838
Vesting of restricted stock units	121,622	1	(1)	—	—	—
Exercise of stock options	281,661	3	369	—	—	372
Gain on interest rate swap	—	—	—	785	—	785
Net income	—	—	—	—	34,182	34,182
Balance as of March 31, 2026	328,685,816	$3,292	$869,301	$492	$302,105	$1,175,190

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	323,693,863	$3,242	$830,264	$—	$164,846	$998,352
Stock-based compensation expense	—	—	6,843	—	—	6,843
Vesting of restricted stock units	137,425	1	(1)	—	—	—
Exercise of stock options	983,150	11	1,689	—	—	1,700
Net income	—	—	—	—	27,000	27,000
Balance as of March 31, 2025	324,814,438	$3,254	$838,795	$—	$191,846	$1,033,895

See accompanying notes to consolidated financial statements.

Mister Car Wash, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(Unaudited)

1. Nature of Business

Mister Car Wash, Inc., a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is based in Tucson, Arizona and is a provider of conveyorized car wash services. We primarily operate Express Exterior Locations, which offer express exterior cleaning services along with free vacuum services, and interior cleaning services at select locations. As of March 31, 2026, we operated 549 car washes in 21 states.

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

If the Merger is completed, our common stock will no longer be listed on The Nasdaq Stock Market LLC and we will become a privately held company, owned by investment funds managed by Leonard Green & Partners, L.P. (“LGP”), and our common stock will be deregistered under the Securities Exchange Act of 1934, as amended.

Pursuant to the terms of the Merger Agreement, neither Mister Car Wash, on the one hand, nor the Buyer Parties, on the other hand, are required to consummate the Merger prior to April 20, 2026. The Merger is expected to close during the second quarter of fiscal 2026, subject to obtaining regulatory approvals and the satisfaction or waiver of other customary closing conditions.

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

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement attached as Exhibit 2.1 to our Current Report on Form 8-K filed on February 17, 2026.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the 2025 Form 10-K.

The consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal and recurring nature. The consolidated results of operations and comprehensive income for the three months ended March 31, 2026 are not necessarily indicative of the consolidated results of operations and comprehensive income that may be expected for any other future interim or annual period.

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

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $23 and $31 as of March 31, 2026 and December 31, 2025, respectively. The activity in the allowance for doubtful accounts was immaterial for the three months ended March 31, 2026 and 2025.

Other Receivables

Other receivables consisted of the following for the periods presented:

	As of
	March 31, 2026	December 31, 2025
Insurance receivable	$6,766	$4,921
Construction receivable	5,966	4,960
Employee retention credit receivable	1,301	1,635
Income tax receivable	443	1,011
Other	3,078	2,958
Total other receivables	$17,554	$15,485

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following for the periods presented:

	As of
	March 31, 2026	December 31, 2025
Spare parts	$5,017	$3,872
Prepaid insurance	948	1,947
Other	4,735	3,800
Total prepaid expenses and other current assets	$10,700	$9,619

Inventory, Net

Inventory consisted of the following for the periods presented:

	As of
	March 31, 2026	December 31, 2025
Chemical washing solutions	$5,098	$5,537
Other	60	60
Total inventory, gross	5,158	5,597
Reserve for obsolescence	(104)	(112)
Total inventory, net	$5,054	$5,485

The activity in the reserve for obsolescence was immaterial for the three months ended March 31, 2026 and 2025.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative used as a hedging instrument is highly effective in offsetting the changes in the cash flow of the hedged item. If it is determined that the derivative is not highly effective as a hedge or ceases to be highly effective, the Company will discontinue hedge accounting prospectively. See Note 9 Fair Value Measurements and Note 10 Interest Rate Swap for additional information.

Revenue Recognition

The following table summarizes the composition of our net revenues for the periods presented:

	Three Months Ended March 31,
	2026	2025
Recognized over time	$210,808	$191,848
Recognized at a point in time	66,675	69,685
Other revenue	430	123
Net revenues	$277,913	$261,656

Earnings Per Share

Reconciliations of the numerators and denominators of the basic and diluted earnings per share calculations for the periods presented are as follows:

	Three Months Ended March 31,
	2026	2025
Numerator
Net income	$34,182	$27,000

Denominator
Weighted-average common shares outstanding - basic	328,477,910	324,200,282
Effect of potentially dilutive securities
Stock options	2,592,085	4,371,280
Restricted stock units	3,168,492	2,903,643
Stock purchase rights	71,440	3,843
Weighted-average common shares outstanding - diluted	334,309,927	331,479,048

Earnings per share - basic	$0.10	$0.08
Earnings per share - diluted	$0.10	$0.08

The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	6,193,066	4,924,465
Restricted stock units	—	6
Stock purchase rights	—	6

Recent Accounting Pronouncements

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	As of
	March 31, 2026	December 31, 2025
Land	$142,725	$133,377
Buildings and improvements	444,797	436,005
Finance leases	16,497	16,497
Leasehold improvements	176,833	174,232
Vehicles and equipment	400,290	394,408
Furniture, fixtures and equipment	107,035	107,212
Construction in progress	51,731	42,905
Property and equipment, gross	1,339,908	1,304,636
Accumulated depreciation	(404,121)	(385,440)
Accumulated amortization - finance leases	(5,416)	(5,174)
Property and equipment, net	$930,371	$914,022

For the three months ended March 31, 2026 and 2025, depreciation expense was $22,755 and $20,207, respectively.

For the three months ended March 31, 2026 and 2025, amortization expense on finance leases was $242 and $244, respectively.

As of March 31, 2026, the two car wash locations classified as held for sale have a net book value of $3,294. The assets of these locations are recorded in property and equipment, net on the consolidated balance sheets.

4. Other Intangible Assets, Net

Other intangibles assets, net consisted of the following as of the periods presented:

	March 31, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names and trademarks	$107,000	$—	$107,000	$—
Customer relationships	9,700	7,603	$9,700	7,486
Covenants not to compete	6,760	5,472	6,760	5,152
Other intangible assets, net	$123,460	$13,075	$123,460	$12,638

For the three months ended March 31, 2026 and 2025, amortization expense associated with our finite-lived intangible assets was $437 and $466, respectively.

As of March 31, 2026, estimated future amortization expense was as follows:

Fiscal Year Ending:
2026 (remaining nine months)	$1,178
2027	787
2028	463
2029	340
2030	333
Thereafter	284
Total estimated future amortization expense	$3,385

5. Goodwill

Goodwill consisted of the following for the periods presented:

	As of
	March 31, 2026	December 31, 2025
Balance at beginning of period	$1,134,830	$1,134,734
Acquisitions	—	96
Balance at end of period	$1,134,830	$1,134,830

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

6. Other Accrued Expenses

Other accrued expenses consisted of the following for the periods presented:

	As of
	March 31, 2026	December 31, 2025
Accrued tax expense	$11,564	$12,720
Insurance expense	8,237	6,034
Utilities	7,533	6,107
Greenfield development accruals	5,194	13,151
Other	4,181	3,528
Total other accrued expenses	$36,709	$41,540

Accrued tax expense is comprised of federal, state, and local taxes payable for property, income, sales, use, and personal property.

Greenfield development accruals represent an obligation to pay for invoices not yet received, primarily related to land and buildings and improvements, on properties which we have taken control of as of March 31, 2026 and December 31, 2025.

7. Income Taxes

The effective income tax rates on continuing operations for the three months ended March 31, 2026 and 2025 were 26.8% and 26.9%, respectively. In general, the effective tax rates differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible expenses such as those related to certain executive compensation, and discrete tax expenses related to stock option exercises during the period.

The year-to-date provision for income taxes for the three months ended March 31, 2026 included taxes on earnings at an anticipated annual effective tax rate of 25.8% and a net, unfavorable tax impact of $491 related primarily to discrete tax expense originating from stock options exercised during the three months ended March 31, 2026.

The year-to-date provision for income taxes for the three months ended March 31, 2025 included taxes on earnings at an anticipated annual effective tax rate of 25.4% and a net, unfavorable tax impact of $561 related primarily to discrete tax expense originating from stock options exercised during the three months ended March 31, 2025.

For the three months ended March 31, 2026 and 2025, we recorded $25 and $21, respectively, related to unrecognized tax benefits or interest and penalties related to any uncertain tax positions.

8. Debt

Long-term debt consisted of the following as of the periods presented:

				As of
	Maturity	Stated Interest Rate	Effective Interest Rate	March 31, 2026	December 31, 2025
Credit agreement
First lien term loan	March 27, 2031	5.92%	6.12%	$793,074	$800,074
Unamortized discount and debt issuance costs				(3,031)	(3,181)
Total long-term portion of debt, net				$790,043	$796,893

As of March 31, 2026, there are no payments required until the maturity date.

As of March 31, 2026 and December 31, 2025, total unamortized discount and debt issuance costs were $4,398 and $4,661, respectively, and accumulated amortization of debt issuance costs was $2,296 and $2,034, respectively.

For the three months ended March 31, 2026 and 2025, the amortization of debt issuance costs in interest expense, net in the consolidated statements of operations and comprehensive income was approximately $262 and $285, respectively.

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

The maximum available borrowing capacity under the Revolving Commitment is reduced by outstanding letters of credit under the Revolving Commitment. As of March 31, 2026 and December 31, 2025, the available borrowing capacity under the Revolving Commitment was $299,926.

In addition, an unused commitment fee based on our First Lien Net Leverage Ratio is payable on the average of the unused borrowing capacity under the Revolving Commitment. As of March 31, 2026 and December 31, 2025, the unused commitment fee was 0.20%.

Standby Letters of Credit

As of March 31, 2026, we have a letter of credit sublimit of $90,000 under the Revolving Commitment, provided that the total utilization of revolving commitments under the Revolving Commitment does not exceed $300,000. Any letter of credit issued under the Credit Agreement has an expiration date which is the earlier of (i) no later than 12 months from the date of issuance or (ii) five business days prior to the maturity date of the Revolving Commitment, as amended under Amendment No. 2 to the Credit Agreement. Letters of credit under the Revolving Commitments reduce the maximum available borrowing capacity under the Revolving Commitment. As of March 31, 2026 and December 31, 2025, the amounts associated with outstanding letters of credit were $74.

Covenants

As of March 31, 2026, we were in compliance with all covenants related to our long-term debt.

9. Fair Value Measurements

The following table presents financial assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2026:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation plan	$7,284	$7,284	$—	$—
Liabilities
Deferred compensation plan	$4,658	$4,658	$—	$—
Interest rate swap	$532	$—	$532	$—
Contingent consideration	$1,933	$—	$—	$1,933

The following table presents financial assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2025:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation plan	$7,464	$7,464	$—	$—
Liabilities
Deferred compensation plan	$4,675	$4,675	$—	$—
Interest rate swap	$234	$—	$234	$—
Contingent consideration	$1,933	$—	$—	$1,933

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

As of March 31, 2026, and December 31, 2025, we did not hold any cash investments.

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

As of March 31, 2026 and December 31, 2025, the fair value of our First Lien Term Loan approximated its carrying value due to the debt’s variable interest rate terms.

We recognized a Level 3 contingent consideration liability in connection with the Downtowner Car Wash acquisition in December 2021. We measured its contingent consideration liability using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of certain targets and is estimated at each balance sheet date by considering among other factors, results of completed periods and our most recent financial projection for future periods subject to earn-out payments. There are two components to the contingent consideration: a payment when we obtained the certificate of occupancy for the car wash and opened it to the public in 2023 and an annual payment based on certain financial metrics of the acquired business. A change in the forecasted revenue or projected opening dates could result in a significantly lower or higher fair value measurement. We determined that there were no significant changes to the unobservable inputs that would have resulted in a change in fair value of this contingent consideration liability at March 31, 2026. No payments were made during the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026 and 2025, there were no transfers between fair value measurement levels.

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

As of March 31, 2026, information pertaining to the Swap is as follows:

Notional Amount	Fair Value	Pay-Fixed	Receive-Floating	Maturity Date
$250,000	$532	3.37%	3.67%	June 30, 2027

As of March 31, 2026 and December 31, 2025, the current portion of the fair value of the Swap was $673 and $52, respectively, and is included in prepaid and other current assets in the accompanying consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, the long-term portion of the fair value of the Swap was $141 and $286, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.

For the three months ended March 31, 2026 and 2025, amounts reported in other comprehensive income in the accompanying consolidated statements of operations and comprehensive income are net of tax of $262 and $0, respectively.

11. Leases

Balance sheet information related to leases consisted of the following for the periods presented:

		As of
	Classification	March 31, 2026	December 31, 2025
Assets
Operating	Operating right of use assets, net	$930,870	$942,664
Finance	Property and equipment, net	11,081	11,323
Total lease assets		$941,951	$953,987

Liabilities
Current
Operating	Current maturities of operating lease liability	$54,543	$53,625
Finance	Current maturities of finance lease liability	903	879
Long-term
Operating	Operating lease liability	895,298	906,371
Finance	Financing lease liability	12,109	12,344
Total lease liabilities		$962,853	$973,219

Components of total lease cost, net, consisted of the following for the periods presented:

	Three Months Ended March 31,
	2026	2025
Operating lease expense(a)	$32,585	$30,704
Finance lease expense
Amortization of lease assets	243	244
Interest on lease liabilities	234	250
Short-term lease expense	9	17
Variable lease expense(b)	7,522	7,894
Total lease expense	$40,593	$39,109
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

The following includes supplemental information for the periods presented:

	Three Months Ended March 31,
	2026	2025
Operating cash flows from operating leases	$31,578	$29,520
Operating cash flows from finance leases	$234	$250
Financing cash flows from finance leases	$212	$193

Operating lease ROU assets obtained in exchange for lease liabilities	$2,859	$7,260

Weighted-average remaining operating lease term	13.30	13.77
Weighted-average remaining finance lease term	13.92	14.65

Weighted-average operating lease discount rate	8.29%	8.11%
Weighted-average finance lease discount rate	7.34%	7.34%

As of March 31, 2026, lease obligation maturities were as follows:

Fiscal Year Ending:	Operating Leases	Finance Leases
2026 (remaining nine months)	$95,449	$1,346
2027	124,500	1,819
2028	118,423	1,846
2029	117,652	1,575
2030	117,440	1,549
Thereafter	1,049,160	15,302
Total future minimum obligations	$1,622,624	$23,437
Present value discount	(672,783)	(10,425)
Present value of net future minimum lease obligations	$949,841	$13,012
Current portion	(54,543)	(903)
Long-term obligations	$895,298	$12,109

Forward-Starting Leases

As of March 31, 2026, we entered into seven leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2026 through 2028 with initial lease terms of 15 to 20 years.

As of December 31, 2025, we entered into eight leases that had not yet commenced related to build-to-suit arrangements for car wash locations. These leases will commence in years 2026 through 2028 with initial lease terms of 15 to 20 years.

Sale-Leaseback Transactions

During the three months ended March 31, 2026 and 2025, we did not complete any sale-leaseback transactions.

12. Stockholders’ Equity

As of March 31, 2026, there were 1,000,000,000 shares of common stock authorized, 334,858,737 shares of common stock issued, and 328,685,816 shares of common stock outstanding.

As of December 31, 2025, there were 1,000,000,000 shares of common stock authorized, 334,455,454 shares of common stock issued, and 328,282,533 shares of common stock outstanding.

As of March 31, 2026 and December 31, 2025, there were 5,000,000 shares of preferred stock authorized, and none were issued or outstanding.

We use the cost method to account for treasury stock. As of March 31, 2026 and December 31, 2025, we had 6,172,921 shares of treasury stock. As of March 31, 2026 and December 31, 2025, the cost of treasury stock included in additional paid-in capital in the accompanying consolidated balance sheets was $28,895.

13. Stock-Based Compensation

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

Refer to our 2025 Form 10-K for additional details on employee stock incentive plans.

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

2021 ESPP

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock purchase rights granted under the 2021 ESPP during the periods presented:

	Three Months Ended March 31,
	2026	2025
Expected volatility	36.95%	42.14%
Risk-free interest rate	3.81%	4.44%
Expected term (in years)	0.49	0.49
Expected dividend yield	None	None

Stock Options

A summary of our stock option activity during the period presented is as follows:

	Time Vesting Options	Performance Vesting Options	Total Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2025	8,978,524	1,049,723	10,028,247	$6.70
Granted	—	—	—	—
Exercised	(180,521)	(101,140)	(281,661)	1.32
Forfeited	(89,417)	—	(89,417)	8.97
Outstanding as of March 31, 2026	8,708,586	948,583	9,657,169	$6.83
Options vested or expected to vest as of March 31, 2026	8,425,969	948,583	9,374,552	$8.00
Options exercisable as of March 31, 2026	5,521,263	948,583	6,469,846	$6.30

The number and weighted-average grant date fair value of stock options during the period presented are as follows:

	Number of Stock Options		Weighted-Average Grant Date Fair Value
	Time Vesting Options	Performance Vesting Options	Time Vesting Options	Performance Vesting Options
Unvested as of December 31, 2025	3,545,893	—	$3.77	—
Granted	—	—	—	—
Vested	(346,937)	—	3.83	—
Forfeited	(11,632)	—	4.04	—
Unvested as of March 31, 2026	3,187,324	—	$3.77	—

There were no Time Vesting Options granted during the three months ended March 31, 2026. There were no Performance Vesting Options granted during the three months ended three months ended March 31, 2026.

The fair value of shares attributable to stock options that vested during the three months ended March 31, 2026 was $2,457.

As of March 31, 2026, the weighted-average remaining contractual life of outstanding stock options was approximately 5.58 years.

Restricted Stock Units

A summary of our RSU activity during the period presented is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	5,398,654	$7.33
Granted	—	—
Vested	(121,622)	9.25
Forfeited	(123,108)	6.92
Unvested as of March 31, 2026	5,153,924	$7.29

There were no RSUs granted during the three months ended March 31, 2026.

The fair value of shares attributable to RSUs that vested during the three months ended March 31, 2026 was $866.

As of March 31, 2026, the weighted-average remaining contractual life of outstanding RSUs was approximately 8.61 years.

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

Total stock-based compensation expense, by caption, recorded in the consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended March 31,
	2026	2025
Cost of labor and chemicals	$2,974	$2,782
General and administrative	3,864	4,061
Total stock-based compensation expense	$6,838	$6,843

Total stock-based compensation expense, by award type, recorded in the consolidated statements of operations and comprehensive income for the periods presented is as follows:

	Three Months Ended March 31,
	2026	2025
Time Vesting Options	$1,567	$1,863
RSUs	5,033	4,788
2021 ESPP	238	192
Total stock-based compensation expense	$6,838	$6,843

As of March 31, 2026, total unrecognized compensation expense related to unvested Time Vesting Options was $4,528, which is expected to be recognized over a weighted-average period of 3.30 years.

As of March 31, 2026, there was no unrecognized compensation expense related to unvested Performance Vesting Options as the completion of the IPO satisfied the performance condition and as a result, all outstanding Performance Vesting Options vested.

As of March 31, 2026, total unrecognized compensation expense related to unvested RSUs was $13,285, which is expected to be recognized over a weighted-average period of 1.67 years.

As of March 31, 2026, there was no unrecognized compensation expense related to unvested stock purchase rights under the 2021 ESPP as the purchase period ended on March 31, 2026.

14. Commitments and Contingencies

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

Insurance

We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation, cyber risk, and general umbrella policies. As of March 31, 2026 and December 31, 2025, we accrued $8,224 and $6,027, respectively, for assessments on insurance claims filed, which are included in other accrued expenses in the accompanying consolidated balance sheets. As of March 31, 2026 and December 31, 2025, we recorded $6,766 and $4,921, respectively, in receivables from our non-healthcare insurance carriers related to these insurance claims, which are included in other receivables in the accompanying consolidated balance sheets. The receivables are paid when the claim is finalized, and the reserved amounts on these claims are expected to be paid within one year.

15. Business Combinations

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

The unaudited consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. No acquisition-related costs were expensed during the three months ended March 31, 2026 and 2025. Acquisition-related costs are expensed as incurred and are included in general and administrative expenses in the accompanying unaudited consolidated statements of operations.

2026 Acquisitions

We did not consummate any acquisitions during the three months ended March 31, 2026.

2025 Acquisitions

For the year ended December 31, 2025, we acquired the assets and liabilities of five conveyorized car washes in one acquisition. The transaction was for an immaterial amount of cash consideration, and we do not believe the acquisition is material to our overall consolidated financial statements. The cash consideration for the transaction is included in purchases of property and equipment in the investing activities on the statement of cash flows.

The acquisitions were located in the following markets:

Location (Seller)	Number of Washes	Month Acquired
Texas (Whistle Express)	5	October

16. Segment Information

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our 2025 Form 10-K. This discussion contains forward-looking statements based upon our current plans, expectations and beliefs, which are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other parts of this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” and in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Who We Are

Mister Car Wash, Inc. is the nation's leading car wash brand, primarily offering express exterior cleaning services, with interior cleaning services at select locations, across 549 car washes in 21 states as of March 31, 2026. We offer a monthly subscription program, which we call the Unlimited Wash Club® (“UWC”), as a flexible, quick, and convenient option for customers to keep their cars clean. Our scale and over 25 years of innovation allow us to drive operating efficiencies and invest in training, infrastructure, and technology that improve speed of service, quality, and sustainability and realize strong financial performance.

Factors Affecting Our Business and Trends

We believe that our business and growth depend on a number of factors that present significant opportunities for us and may involve risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K.

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

Greenfield Location Development

While we continue to explore and evaluate acquisition opportunities, more recently, a primary component of our growth strategy has been to grow through greenfield development of Mister Car Wash locations, with particular focus on Express Exterior Locations, and we anticipate further pursuit of this strategy in the future. We believe such a strategy will provide a more controllable pipeline of unit growth for future locations in existing and adjacent markets.

The comparability of our results may be impacted by the inclusion of financial performance of greenfield locations that have not delivered a full fiscal year of financial results nor matured to average unit volumes, which we typically expect after approximately three full years of operation.

Acquisitions

In the three months ended March 31, 2026, we did not consummate any acquisitions. Following acquisition, we implement a variety of operational improvements to unify branding and enhance profitability. As soon as feasible, we work to fully integrate and transition acquired locations to the “Mister” brand and make investments to improve site flow, upgrade tunnel equipment and technology, and install our proprietary Unity Chemistry™ system, which is a unique blend of our signature products utilizing the newest technology and services to make a better car wash experience for our customers. We also establish member-only lanes, optimize service offerings and implement training initiatives that we have successfully utilized to improve team member engagement and drive UWC growth post-acquisition. The costs associated with these onboarding initiatives, which vary by site, can impact the comparability of our results.

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

If the Merger is completed, our common stock will no longer be listed on The Nasdaq Stock Market LLC and we will become a privately held company and deregistered under the Securities Exchange Act of 1934, as amended.

Key Performance Indicators

We prepare and analyze various operating and financial data to assess the performance of our business and to help in the allocation of our resources. The key operating performance and financial metrics and indicators we use are set forth below, as of and for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Financial and Operating Data:
Location count (end of period)	549	518
Comparable store sales growth	3.9%	6.0%
UWC Members (in thousands, end of period)	2,468	2,227
UWC sales as a percentage of total wash sales	76%	73%
Net income	$34,182	$27,000
Net income margin	12.3%	10.3%
Adjusted EBITDA	$96,663	$85,649
Adjusted EBITDA margin	34.8%	32.7%

Location Count (end of period)

Our location count refers to the total number of car wash locations at the end of a period, inclusive of new greenfield locations and acquired locations and offset by closed locations. The total number of locations that we operate, as well as the timing of location openings, acquisitions, and closings, have, and will continue to have, an impact on our performance. In the three months ended March 31, 2026, our location count increased by one net new location, including two greenfield locations, offset by one location closure.

Our Express Exterior Locations, which offer express exterior cleaning services, comprise 487 of our current locations and our Interior Cleaning Locations, which offer both express exterior cleaning services and interior cleaning services, comprise 62 of our current locations.

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

UWC Members (end of period)

Members of our monthly subscription service are known as UWC Members. We view the number of UWC Members and the growth in the number of UWC Members on a net basis from period to period as key indicators of our revenue growth. The number of UWC Members has grown over time as we have acquired new customers and retained previously acquired customers. There were approximately 2.5 million UWC Members as of March 31, 2026. UWC Members grew by approximately 9% from December 31, 2025 through March 31, 2026.

UWC Sales as a Percentage of Total Wash Sales

UWC sales as a percentage of total wash sales represents the penetration of our subscription membership program as a percentage of our overall wash sales. Total wash sales are defined as the net revenue generated from express exterior cleaning services and interior cleaning services for both UWC Members and retail customers. UWC sales as a percentage of total wash sales is calculated as sales generated from UWC Members as a percentage of total wash sales. UWC sales were 76% and 73% of our total wash sales for the three months ended March 31, 2026 and 2025, respectively.

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

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income	$34,182	$27,000
Interest expense, net	12,283	16,023
Income tax provision	12,546	9,944
Depreciation and amortization expense	23,434	20,917
Loss on sale of assets, net (a)	125	111
Stock-based compensation expense (b)	6,932	7,116
Acquisition expenses (c)	864	1,414
Non-cash rent expense (d)	1,819	1,966
Other (f)	4,478	1,158
Adjusted EBITDA	$96,663	$85,649
Net revenues	$277,913	$261,656
Net income margin	12.3%	10.3%
Adjusted EBITDA margin	34.8%	32.7%
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
(f)
Consists of other items as determined by management not to be reflective of our ongoing operating performance, such as costs associated with severance pay, legal settlements and legal fees related to contract terminations, nonrecurring strategic project costs, and fees related to the pending Merger Agreement.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
(Dollars in thousands)	2026		2025
Net revenues	$277,913	100%	$261,656	100%

Costs and expenses
Cost of labor and chemicals	76,702	28%	74,252	28%
Other store operating expenses	113,319	41%	109,667	42%
General and administrative	28,756	10%	24,659	9%
Loss on sale of assets, net	125	0%	111	0%
Total costs and expenses	218,902	79%	208,689	80%
Operating income	59,011	21%	52,967	20%

Other expense
Interest expense, net	12,283	4%	16,023	6%
Total other expense	12,283	4%	16,023	6%
Income before taxes	46,728	17%	36,944	14%
Income tax provision	12,546	5%	9,944	4%
Net income	$34,182	12%	$27,000	10%

Net Revenues

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net revenues	$277,913	$261,656
Dollar change compared to prior period	$16,257
Percentage change compared to prior period	6%

The increase in net revenues for the three months ended March 31, 2026 was primarily attributable to growth in UWC Members, favorable wash package mix, price increases, and the year-over-year addition of 31 locations.

Cost of Labor and Chemicals

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Cost of labor and chemicals	$76,702	$74,252
Percentage of net revenues	28%	28%
Dollar change compared to prior period	$2,450
Percentage change compared to prior period	3%

The increase in cost of labor and chemicals for the three months ended March 31, 2026 was primarily attributable to an increase in volumes and the year-over-year addition of 31 locations, as well as increased store labor rates, partially offset by labor and chemical optimization efforts.

Other Store Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Other store operating expenses	$113,319	$109,667
Percentage of net revenues	41%	42%
Dollar change compared to prior period	$3,652
Percentage change compared to prior period	3%

The increase in other store operating expenses for the three months ended March 31, 2026 was primarily attributable to the year-over-year addition of 31 locations, increased utilities expenses, as well as additional rent expense for the addition of 19 net new land and building leases between periods.

General and Administrative

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
General and administrative	$28,756	$24,659
Percentage of net revenues	10%	9%
Dollar change compared to prior period	$4,097
Percentage change compared to prior period	17%

The increase in general and administrative expenses for the three months ended March 31, 2026 was primarily attributable to fees associated with the pending merger and growth in marketing spend. These increases were partially offset by lower compensation expenses and other costs to support strategic growth initiatives.

Loss on Sale of Assets, Net

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Loss on sale of assets, net	$125	$111
Percentage of net revenues	0%	0%
Dollar change compared to prior period	$14
Percentage change compared to prior period	13%

The change in loss on sale of assets, net for the three months ended March 31, 2026 was primarily driven by increased losses associated with asset retirements in the current year.

Other Expense

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Other expense	$12,283	$16,023
Percentage of net revenues	4%	6%
Dollar change compared to prior period	$(3,740)
Percentage change compared to prior period	(23)%

The decrease in other expense for the three months ended March 31, 2026 was attributable to a decrease in interest expense, net driven by lower average interest rates, $65.0 million of principal payments on the First Lien Term Loan, and an effective interest rate swap between periods.

Income Tax Provision

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Income tax provision	$12,546	$9,944
Percentage of net revenues	5%	4%
Dollar change compared to prior period	$2,602
Percentage change compared to prior period	26%

The increase in income tax provision for the three months ended March 31, 2026 was primarily driven by the increase in pre-tax income, tax benefits from discrete items in the prior year and unfavorable income tax impact from equity awards activity as compared to the prior year.

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

As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $54.6 million and $28.5 million, respectively, and $299.9 million of available borrowing capacity under our Revolving Commitment, as of both dates.

For a description of our credit facilities and our recent debt refinancing, please see Note 8 Debt in the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of March 31, 2026, we were in compliance with the covenants under the Credit Agreement.

We believe that our existing sources of liquidity and capital will be sufficient to finance our growth strategy and operations, as well as planned capital expenditures, for at least the next 12 months and for the foreseeable future.

Cash Flows for the Three Months Ended March 31, 2026 and 2025

Operating Activities. For the three months ended March 31, 2026, net cash provided by operating activities was $79.7 million and was comprised of net income of $34.2 million, increased by $56.3 million as a result of non-cash adjustments including depreciation and amortization expense, stock-based compensation expense, non-cash lease expense, deferred income taxes, loss on sale of assets, net, and amortization of debt issuance costs. Changes in working capital balances decreased cash provided by operating activities by $10.8 million and were primarily driven by operating lease payments partially offset by the change in timing of payment and receipt of receivables, payables, and accrued expenses.

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

Investing Activities. For the three months ended March 31, 2026, net cash used in investing activities was $46.5 million and was primarily comprised of investments in property and equipment to support our greenfield development and other initiatives, offset by the sale of property and equipment.

For the three months ended March 31, 2025, net cash used in investing activities was $55.0 million and was primarily comprised of investments in property and equipment to support our greenfield development and other initiatives, offset by the sale of property and equipment.

Financing Activities. For the three months ended March 31, 2026, net cash used in financing activities was $6.8 million and was primarily comprised of payments for the First Lien Term Loan and finance lease obligations, partially offset by proceeds related to the issuance of common stock under employee plans.

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

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$79,660	$87,550
Adjustments:
Less: Maintenance capital expenditures	(5,542)	(10,461)
Free cash flow excluding growth capital expenditures	74,118	77,089
Less: Growth capital expenditures	(41,144)	(44,620)
Free cash flow	$32,974	$32,469

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

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in our 2025 Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2026.

Recent Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026 and concluded our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth in Note 14 Commitments and Contingencies to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to the legal proceedings described in Part I Item 3. “Legal Proceedings” and Note 18 Commitments and Contingencies to the consolidated financial statements of our 2025 Form 10-K.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in Part I. Item 1A. "Risk Factors" of our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plan Arrangements

During the three months ended March 31, 2026, none of the directors or officers of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File. No	Exhibit	Filing Date	Filed/Furnished Herewith
2.1+	Agreement and Plan of Merger, dated as of February 17, 2026, by and among Mister Car Wash, Inc., MCW Parent, LP, Boson Merger Sub, Inc. and Mister Car Wash Holdings, Inc.	8-K	001-40542	2.1	02/18/2026
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.2	06/01/2022
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-40542	3.1	06/01/2023
3.3	Amended and Restated Bylaws of the Company	8-K	001-40542	3.2	07/02/2021
10.1	Form of Principal Stockholder Rollover Agreement	8-K	001-40542	10.1	02/18/2026
10.2	Support Agreement, dated as of February 17, 2026, by and among Mister Car Wash, Inc., Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC and MCW Parent, LP.	8-K	001-40542	10.2	02/18/2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

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

Mister Car Wash, Inc.

Date: May 1, 2026	By:	/s/ John Lai
John Lai
Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2026	By:	/s/ Jedidiah Gold
Jedidiah Gold
Chief Financial Officer (Principal Financial Officer)